Form 10QSB
period 1995-09-30
NYTEST ENVIRONMENTAL INC
filed 1995-11-15
CIK 766823

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-QSB

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

/ / Transition report pursuant to Section 13 of 15 (d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               -----------------    -----------------

Commission File No.  0-15241

                            NYTEST ENVIRONMENTAL INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           11-2725582
-------------------------------                         ------------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation of organization)                            Identification Number)

60 Seaview Boulevard, Port Washington, New York                  11050
-----------------------------------------------         ------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (516) 625-5500
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and ( 2 ) has been subject to such filing requirements for the past 90 days.

                  YES     X                  NO
                      ---------                ---------

As of September 30, 1995, the Issuer had 6,705,230 shares outstanding of its $.01 par value common stock.

Page   1   of    11   pages.
    -------   -------

                                     PART I

                              FINANCIAL INFORMATION

ITEM  1.          FINANCIAL STATEMENTS

                     NYTEST ENVIRONMENTAL INC. & SUBSIDIARY
                                  BALANCE SHEETS

                                                          September 30,      December 31,
                                                               1995             1994
                                                          -------------      ------------
               ASSETS                                      (Unaudited)        (Audited)
Current Assets:
Cash                                                        $  408,557        $  561,323
Accounts receivable, less allowance for doubtful
accounts of $24,863 - 1995 and $30,758 - 1994                1,865,273         2,058,166
Inventories - Laboratory supplies, at cost                     128,344           121,876
Prepaid expenses and other current assets                      339,549           274,716
Deferred taxes                                                 110,000            64,000
                                                            ----------        ----------
   Total Current Assets                                      2,851,723         3,080,081
                                                            ----------        ----------

Fixed Assets:
Plant and Equipment, at cost                                 5,459,669         4,862,017
   Less: Accumulated depreciation                            3,090,327         2,692,040
                                                            ----------        ----------
   Net Fixed Assets                                          2,369,342         2,169,977
                                                            ----------        ----------

Other assets                                                   225,058           220,664
                                                            ----------        ----------

Total Assets                                                $5,446,123        $5,470,722
                                                            ==========        ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans Payable                                               $  604,000        $  800,000
Notes payable - current maturity                                42,920            51,617
Obligations under capital leases - current maturity            257,292            13,558
Accounts payable                                               351,736           319,459
Accrued liabilities                                            267,855           297,294
                                                            ----------        ----------
     Total Current Liabilities                               1,523,803         1,481,928
                                                            ----------        ----------
Long Term Liabilities:
Notes payable                                                   41,707            71,346
Obligations under capital leases                               222,897            14,702
Deferred income taxes payable                                  174,300           192,800
                                                            ----------        ----------
     Total                                                     438,904           278,848
                                                            ----------        ----------
     Total Liabilities                                       1,962,707         1,760,776
                                                            ----------        ----------
STOCKHOLDERS' EQUITY
Common stock $.01 par; authorized 10,000,000 shares,
 issued and outstanding 6,705,230 shares                        67,052            67,052
Additional paid-in capital                                   3,068,255         3,075,755
Retained earnings                                              348,109           567,139
                                                            ----------        ----------
     Total Stockholders' Equity                              3,483,416         3,709,946
                                                            ----------        ----------
Total Liabilities and Stockholders' Equity                  $5,446,123        $5,470,722
                                                            ==========        ==========

                     NYTEST ENVIRONMENTAL INC. & SUBSIDIARY
                            STATEMENTS OF OPERATIONS


                                                           For the Nine Months Ended
                                                                  September 30
                                                        -------------------------------
                                                            1995                1994
                                                        -----------         -----------
                                                        (Unaudited)         (Unaudited)
Revenues                                                $ 4,619,049         $ 4,271,354
                                                        -----------         -----------
Cost and expenses:

    Cost of operations                                    3,587,375           3,380,892
    Selling, general and administrative expenses          1,233,513           1,337,461
                                                        -----------         -----------

          Total costs and expenses                        4,820,888           4,718,353
                                                        -----------         -----------

Operating (loss)                                           (201,839)           (446,999)

Interest expense                                             87,191              72,128
                                                        -----------         -----------

(Loss) before taxes                                        (289,030)           (519,127)

Income tax (benefit)                                        (70,000)           (164,000)
                                                        -----------         -----------

Net (loss)                                                 (219,030)           (355,127)

Retained Earnings - January 1                               567,139             845,796
                                                        -----------         -----------

Retained Earnings - September 30                        $   348,109         $   490,669
                                                        ===========         ===========

(Loss) per share :                                      $     (0.03)        $     (0.05)
                                                        ===========         ===========

Average number of shares outstanding                      6,705,230           6,705,230
                                                        ===========         ===========

                     NYTEST ENVIRONMENTAL INC. & SUBSIDIARY
                            STATEMENTS OF OPERATIONS


                                                          For the Three Months Ended
                                                                 September 30
                                                        ------------------------------
                                                           1995               1994
                                                        (Unaudited)        (Unaudited)
                                                        -----------         ----------
Revenues                                                $ 1,520,501         $1,651,829
                                                        -----------         ----------

Cost and expenses:

    Cost of operations                                    1,430,970          1,191,293
    Selling, general and administrative expenses            419,633            428,388
                                                        -----------         ----------

          Total costs and expenses                        1,850,603          1,619,681
                                                        -----------         ----------

Operating (loss) income                                    (330,102)            32,148

Interest expense                                             23,544             21,396
                                                        -----------         ----------

(Loss)  income before taxes                                (353,646)            10,752

Income tax (benefit) provision                              (90,500)             3,000
                                                        -----------         ----------

Net (loss) income                                          (263,146)             7,752

Retained Earnings - June 30                                 611,255            482,917
                                                        -----------         ----------

Retained Earnings - September 30                        $   348,109         $  490,669
                                                        ===========         ==========


(Loss) Earnings per share :                             $     (0.04)        $     0.00
                                                        ===========         ==========


Average number of shares outstanding                      6,705,230          6,705,230
                                                        ===========         ==========

                     NYTEST ENVIRONMENTAL INC. & SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                                  For the Nine Months Ended
                                                                        September 30
                                                                -----------------------------
                                                                   1995              1994
                                                                -----------       -----------
                                                                (Unaudited)       (Unaudited)
Cash flows from operating activities:

Net (loss)                                                       $(219,030)        $(355,125)
                                                                 ---------         ---------

Adjustments to reconcile net loss to
net cash provided (used) by operating activities:
     Depreciation and amortization                                 398,286           348,306
     Deferred income taxes                                         (64,500)         (171,000)
     Net changes in assets and liabilities:
           Accounts receivable - net                               192,893           483,994
           Laboratory supplies                                      (6,468)           28,573
           Prepaid expenses and other current assets               (64,833)          194,054
           Other assets                                            (11,893)           61,218
           Accounts payable                                         32,277          (215,753)
           Accrued liabilities                                     (29,439)          (96,642)
                                                                 ---------         ---------

Total adjustments                                                  446,323           632,750
                                                                 ---------         ---------

Net cash provided by operating activities                          227,293           277,625
                                                                 ---------         ---------

Cash flows (used) for investing activities:

     Acquisition of equipment                                     (119,314)          (17,172)
                                                                 ---------         ---------

Cash flows (used) by financing activities:
     Repayments of notes payable                                  (234,337)          (78,011)
     Repayments of capitalized lease obligations                   (26,408)          (56,064)
                                                                 ---------         ---------

Net cash (used) by financing activities                           (260,745)         (134,075)
                                                                 ---------         ---------

Net (decrease) increase in cash                                   (152,766)          126,378

Cash at beginning of period                                        561,323           208,720
                                                                 ---------         ---------

Cash at end of period                                            $ 408,557         $ 335,098
                                                                 =========         =========


Supplemental Disclosure of Cash Flow Information:
     Interest payments                                           $  87,191         $  72,345
                                                                 =========         =========
     Tax payments                                                $   1,914         $       0
                                                                 =========         =========

Supplemental Disclosure of Non-Cash Financing Activities:
    Assets acquired under capital leases                         $ 478,338         $       0
                                                                 =========         =========

                     NYTEST ENVIRONMENTAL INC. & SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)
                         AND DECEMBER 31, 1994 (AUDITED)

NOTE 1.  COMPANY'S OPINION ON UNAUDITED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all ordinary and necessary adjustments to present fairly the balance sheet as of September 30, 1995, the related statements of operations and cash flows for each of the nine month periods ended September 30, 1995 and September 30, 1994, and the related statements of operations for each of the three month periods ended September 30, 1995 and September 30,1994. The balance sheet as of December 31, 1994 is audited.

The statement of operations for the period ended September 30, 1995 is not necessarily indicative of the results for the entire year.

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements at September 30, 1995, and for the three and nine month periods then ended, include the effects of the Company's new wholly owned subsidiary which commenced operations on August 5, 1995. See Note 3 below.

NOTE 3.  ACQUISITION

On July 17, 1995, the Company organized NEI of Pennsylvania, Inc., a Delaware corporation ("NEIP"), as a wholly owned subsidiary to acquire and operate a testing laboratory in Norristown, Pennsylvania. Effective August 5, 1995, NEIP acquired from BCM Engineers, Inc., a wholly owned subsidiary of Smith Environmental Technologies Corporation ("Smith"), certain assets comprising an environmental testing laboratory in Norristown, Pennsylvania.

The Company has been unable, to date, to obtain from Smith the interim financial information for periods prior to this acquisition, and, accordingly, has not presented pro forma sales and earnings information for the periods prior to acquisition.

NOTE 4.  SETTLEMENT OF NEW YORK STATE SALES AND USE TAX AUDIT

On August 31, 1995, the Company concluded the New York State sales and use tax audit. The final assessment, including interest, was adequately reserved for and had no impact on the current period operations.

NOTE 5.  SUBSEQUENT EVENTS

On November 6, 1995, the Company has signed a letter of intent to acquire certain assets of GTEL Environmental Laboratories, Inc., a wholly owned subsidiary of Groundwater Technology, Inc. The transaction is subject to certain conditions including execution of a definitive agreement and is expected to be completed before the end of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THE ACCOMPANYING DISCUSSION AND ANALYSIS INCLUDES THE FINANCIAL INFORMATION OF THE COMPANY'S SUBSIDIARY WHICH COMMENCED OPERATIONS ON AUGUST 5, 1995)

RESULTS OF OPERATIONS

Consolidated revenues for the nine months ended September 30, 1995 totaled $ 4,619,049 which were $ 347,695 or 8.1% higher than the $ 4,271,354 for the corresponding period last year. Consolidated revenues for the three months ending September 30, 1995 totaled $ 1,520,501 or 8.0% lower than the same period in 1994. This variance in the three months was due to the overall sluggishness in the industry resulting from the anticipated federal budget cutbacks which was only partially offset by revenue of the Company's new subsidiary of $329,403 in the current period.

Despite the aforementioned sluggishness, the Company's backlog at October 31, 1995 was $ 657,000, an increase of $ 144,000 compared to July 31, 1995. Additionally, the Company has entered into contracts to provide, upon request of several clients, laboratory services having a potential value of up to $ 2,700,000 at fixed prices. The actual dollar amount of laboratory services to be performed pursuant to these contracts cannot be accurately predicted at the present time and, accordingly, has not been included in the backlog computation.

Reflecting the Company's efforts to reduce expenses and control costs, consolidated cost of operations for the nine months were 77.7% of revenues, as compared to 79.2% for the corresponding nine month period in 1994. For the three months ended September 30,1995, consolidated cost of operations were $ 1,430,970 an increase of $ 239,677 or 20.1 % compared to the three months ending September 30, 1994. The cost of operations for the three months ending September 30, 1995 were 94.1% of revenues, as compared to 72.1% for the corresponding three month period in 1994. The decline in profit margin was primarily due to the decline in sales volume during the quarter, which were not offset by lower costs.

Consolidated selling, general and administrative expenses were $ 1,233,513 or 26.7% of revenues, for the nine month period in 1995, a decrease of $ 103,948 or 7.8% lower than the corresponding nine month period in 1994. For the three months ended September 30, 1995, consolidated selling, general and administrative expenses were $ 419,633 or 27.6% of revenues , a decrease of $ 8,755 or 2% less than the corresponding period in 1994. These favorable variances were brought about by reductions in salaries, reduced staff, and other reductions in expenses.

The consolidated pre-tax loss for the nine months ended September 30, 1995 was $ 289,030, a reduction of $230,097 from the loss of $ 519,127 incurred during the nine months ended September 30, 1994. Consolidated net loss for the nine months totaled $ 219,030 or $ 136,097 less than the corresponding period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THE ACCOMPANYING DISCUSSION AND ANALYSIS INCLUDES THE FINANCIAL INFORMATION OF THE COMPANY'S SUBSIDIARY WHICH COMMENCED OPERATIONS ON AUGUST 5, 1995)

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio as of September 30, 1995 was 1.9 to 1, as compared to 2.1 to 1 as of December 31, 1994. Working capital as of December 31, 1994 was $ 1,598,153 and decreased to $ 1,327,920 as of September 30, 1995. This decrease was primarily due to the reduction in accounts receivable as a result of decreased revenues.

NET CASH PROVIDED BY OPERATING ACTIVITIES

The consolidated operations for the nine months ended September 30, 1995 provided net cash of $ 227,293 which is $ 50,332 less than the $ 277,625 in the corresponding period one year ago. This decrease was principally due to reduced collections of accounts receivable.

CASH FLOWS FROM INVESTING ACTIVITIES

Consolidated capital expenditures totaled $ 119,314. Equipment and fixtures acquired under capital leases totaled $478,338, of which $ 315,338 were acquired by NEI of Pennsylvania, Inc.

CASH FLOWS FROM FINANCING ACTIVITIES

Pursuant to a new $ 2,000,000 revolving line of credit with a bank, approximately $ 1,236,000 was available to the Company as of September 30, 1995, of which $ 604,000 was outstanding. This line of credit bears interest at the rate of prime plus 3/4% per annum and is collateralized by all of the Company's assets. Borrowings are principally limited to 75% of eligible accounts receivable.

The Company anticipates that the cash generated by operations along with its new borrowing capacity will be adequate to fund its current operations in 1995.

PROPOSED ACQUISITION

The Company has signed a letter of intent to acquire certain assets of GTEL Environmental Laboratories, Inc., a wholly owned subsidiary of Groundwater Technology, Inc. The transaction is subject to certain conditions including execution of a definitive agreement. The Company will require additional financing and/or capital to finance the acquisition. The Company hopes to complete the acquisition before the end of the year.

MATERIAL COMMITMENTS

The Company has no other material commitments for capital expenditures.

                                     PART II

                                OTHER INFORMATION

ITEM  1.          LEGAL PROCEEDINGS

                  No change from the previous filing.

ITEM   2.         CHANGES IN SECURITIES

                  None.

ITEM  3.          DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM  4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM  5.          OTHER INFORMATION

                  None.

ITEM  6.          EXHIBITS AND REPORTS ON FORM 8-K

                  Form 8-K filed on August 18, 1995
                  -Acquisition of laboratory from BCM Engineers, Inc. , effective August 5, 1995

                  Form 8-K filed on October 5, 1995
                  -Financial statements relating to the acquisition on August 5, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NYTEST ENVIRONMENTAL INC.

                                       By: /s/ John Gaspari
                                           -------------------------------------
                                           John Gaspari
                                           President and Chief Executive Officer

                                       By: /s/ Elliot J. Laitmen
                                           -------------------------------------
                                           Elliot J. Laitman
                                           Chief Financial Officer and Treasurer

Dated: November 13, 1995