Form 10KSB
period 1995-12-31
NYTEST ENVIRONMENTAL INC
filed 1996-04-01
CIK 766823

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:   December 31, 1995
                           -------------------

Commission File Number: 0-15241

                            NYTEST ENVIRONMENTAL INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                      11-2725582
(State or other jurisdiction of             (I.R.S Employer Identification No.)
incorporation or organization)

60 Seaview Boulevard, Port Washington, NY                    11050
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (516) 625-5500

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: Common Stock,
                                                              $.01 par value

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         As of March 22, 1996, the aggregate value of the registrant's voting stock held by non-affiliates was approximately $3,219,984 (computed by multiplying the last reported sale price on March 22, 1996 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such persons are affiliates of the registrant.

         As of March 22, 1996, there were 6,705,230 shares of the registrant's common stock, $.01 par value, issued and outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE:

         Document                                         Form 10-KSB Reference
         --------                                         ---------------------

Portions of the Registrant's Proxy Statement
for its 1996 Annual Meeting (to be
filed in definitive form within 120 days
of the Registrant's Fiscal Year End)                              III

                             This is page 1 of ____
                           Exhibit index on page ____

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         Nytest Environmental Inc. (the "Company"), a Delaware corporation organized in 1985, provides specialized analytical services for the accurate measurement of hazardous wastes. The Company's executive offices are located at 60 Seaview Boulevard, Port Washington, New York 11050 and its telephone number is (516) 625-5500.

         The Company, through newly formed wholly-owned subsidiaries, acquired the assets of four environmental testing laboratories having approximately 178 full time employees.

         Effective August 5, 1995, NEI of Pennsylvania, Inc. ("NEIP"), a wholly owned subsidiary of the Company acquired certain assets of BCM Laboratory from BCM Engineers, Inc., a subsidiary of Smith Environmental Technologies Corporation ("Smith Environmental"). In exchange for the assets acquired, NEIP sublet a portion of the premises which were occupied by BCM Laboratory in Norristown, PA, sublet certain laboratory equipment and offered employment to substantially all of the employees of the BCM Laboratory. The agreement with Smith Environmental also contains a marketing plan and pricing schedule which encourages Smith Environmental and its affiliates to use the services of the Company, both at the Company facilities in Port Washington, NY and the Norristown, PA facilities which were acquired.

         Effective December 31, 1995, NEI/GTEL Environmental Laboratories, Inc. ("NEI/GTEL"), a wholly owned subsidiary of the Company acquired the business and substantially all of the assets of GTEL Environmental Laboratories, Inc. ("GTEL"), a subsidiary of Groundwater Technologies Inc. ("Groundwater"). The assets acquired include equipment, leasehold improvements, customer contracts and other assets relating to the business of GTEL, except for real estate owned in Wichita, Kansas, and certain GTEL assets located in Tempe, Arizona and Concord, California, cash and accounts receivable. NEI/GTEL, as part of the transaction, entered into a long-term lease for the use of the GTEL Wichita facility and assignment and assumption agreements for the leases of GTEL facilities in Tampa, Florida and Milford, New Hampshire. NEI/GTEL also hired all of the active employees of GTEL as of the effective date of the transaction. In exchange for the assets acquired, the NEI/GTEL paid $3.2 million in a combination of cash, assumption of liabilities and the issuance of a secured convertible note in the amount of approximately $1.1 million.

         The Company's analytical services include obtaining and isolating samples of industrial and other waste materials including potentially hazardous wastes; analyzing samples by identifying and quantifying their toxic components; and electronically archiving data. The Company advises its clients as to whether regulatory limits are exceeded with respect to applicable federal and state environmental regulations. The Company does not develop solutions for the control of pollution. The public's awareness of environmental needs, supported by legislation, has created a demand for services of the type performed by the Company from industrial concerns and governmental agencies. The demand for the Company's services is driven, in large part, by Federal and State regulations to preserve the environment. See "Business - Government Regulation."

THE COMPANY'S SERVICES

         The Company performs analyses which must be used by regulatory authorities and site owners to report the risks posed by the potential or actual presence or release of hazardous substances at any site. The Company performs an analysis of the waste materials to determine the chemical compounds present, organizes the data obtained and presents a comprehensive report of this data. There may be a myriad of potentially harmful chemical compounds present in wastes, and multiple tests may be required to determine the levels of contaminants at a single site. Results obtained indicate only the amount of contaminant at the time of the test. To assess the probability of future hazards or the degree of correction of the pollutants requires several tests at relatively constant intervals. There is also the possibility that the hazardous waste may have migrated from its initial site. In such event, additional analysis by the Company and remedial action by the client at other locations may be required.

         The first step in an analytical program is to define the goals of the client. In so doing, the Company will ascertain the tests to be performed, as well as advise the client of the proper procedures for collecting and storing the samples to be tested.

         Samples of the material to be tested are taken by either the Company's clients or the Company's personnel and forwarded to the Company for analysis. Where the client does the sampling, the Company provides a "Sample Pack," containing vials and bottles in which the samples to be tested are stored and maintained at a constant temperature. The Company is required to establish the authenticity of the test samples and therefore each "Sample Pack" is accompanied by the Company's chain of custody form. The Company's technical staff utilizes mobile sampling equipment and personnel for the sampling and testing of hazardous waste sites, monitoring wells or industrial discharges.

         Upon receipt of the testing samples, the Company prepares the samples and performs one or more of the following tests:

         Gas Chromatograph/Mass Spectrometry ("GC/MS") is utilized to aid in the identification and quantification of toxic chemicals and complex organic mixtures. Prior to the sample being introduced to the GC/MS system, it may be extracted, concentrated and, where required, subjected to clean-up procedures to eliminate extraneous compounds from the sample. The GC/MS testing itself involves a three-step process. First, a test sample is introduced into the gas chromatograph portion of the system which separates the individual chemical compounds. The sepa rated compound then elutes into the mass spectrometer portion of the system where it is bombarded by an electron beam. Each compound gives off a unique mass spectral pattern which is then automatically compared with known mass spectral data from within the system's NIST

(National Institute of Science and Technology), NIH (National Institute of Health) and EPA library of spectral patterns. If the system finds a match in its data bank, it calculates the amount present and stores the information for analysis and retrieval. GC/MS is highly complex and the results produced typically require sophisticated analysis and interpretation to accurately identify the compounds present. Interpretation is presently performed in accordance with Data Evaluation as described below.

         Gas Chromatography is used when specific organic compounds are sought to be identified and quantified. It separates complex mixtures into individual components. This is accomplished by utilizing specific detectors which include flame ionization, electron capture, thermal conductivity or flame photometric detectors.

         High Pressure Liquid Chromatography is utilized to screen and quantify polynuclear aromatics such as chrysene, anthracene, pyrene, and other EPA priority pollutants.

         Inductively Coupled Argon Plasma and Atomic Absorption
Spectrophotometry is utilized to analyze liquids and solids for trace metals such as arsenic, mercury, and lead.

         The Company performs additional tests which involve the classification of the chemical and physical properties of waste samples, and which include tests for reactivity, corrosivity, ignitability, chemical oxygen demand and other similar tests.

         The Company's equipment consists of GC/MS systems; chromatographs; spectrophotometers; auto analyzers; a computer system; a laboratory, data management and a business information system; associated laboratory equipment and office furnishings. All of such equipment is in good condition and adequate for present requirements.

         All of the Company's assets are pledged to State Bank of Long Island as security for its indebtedness to the bank. See Note D of the Notes to Financial Statements and Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operation." See also Notes E and H of the Notes to Financial Statements regarding obligations by the Company under capital leasing agreements and equipment notes secured by chattel liens.

         Data Evaluation

         The Company's computers enable it to quickly evaluate the data generated by its laboratory instruments. This data can then be compared to regulatory requirements or stored for future statistical or trend analysis. Results are presented in a comprehensive, certified test report which details test protocols, analytical data and accepted limits for each parameter, as applicable. The Company's customers generally utilize the data obtained in determining its impact with regard to applicable environmental laws. As part of its analytical services, the Company makes its staff available to assist its customers and authorized third parties to comprehend the test results.

         Laboratory Information Management System (L.I.M.S.)

         Laboratory analysis generates substantial quantities of data, especially where a client monitors for hazards created by discharges which may not be readily discernible except over an extended period of time. Additionally, large industrial clients with facilities in more than one state are often subject to multiple regulatory requirements. The Company has a laboratory data management and business system, which has appropriate security and data backup procedures, to process, track and invoice samples, and the ability to store and manage analytical data.

         Quality Assurance

         The Company maintains strict quality control in all facets of testing and analysis to insure accuracy of results. Internal quality assurance procedures, formulated within EPA guidelines, govern how samples and controls are handled and are monitored daily. Standards are used to calibrate the equipment on a daily basis.

         Test samples are periodically issued by both the quality control manager and various federal, state and local certifying licensing agencies, to determine whether laboratory analytical results from such samples furnished by the agencies fall within acceptable limits.

SALES AND MARKETING

         The Company presently markets its services through its sales personnel, and utilizes direct mail, trade exhibitions and promotional literature. The Company's revenues in 1995 were realized from clients in the greater New York and Philadelphia metropolitan regions as well as from the northeast and eastern part of the United States. As part of the Company's acquisition, through NEI/GTEL of assets from Groundwater Technology Inc., the Company acquired operating laboratories in Milford, NH, Tampa, FL and Wichita, KS. This expansion of the Company's laboratory network is expected to result in revenues from a wider geographic area, although a majority of revenue will still be from clients located in the eastern half of the United States.

GOVERNMENT REGULATION

         The United States Environmental Protection Agency ("EPA") is the principal federal agency responsible for environmental matters, including the disposal and discharge of hazardous substances. State and local governments are involved in implementing environmental programs on a state and local level. EPA, state and local policies can adversely affect the demand for the Company's services by relaxing regulations requiring tests, by delaying the effective date of regulations which require tests and by relaxing its enforcement efforts. Furthermore, to the extent that the budgets of administrating agencies are reduced, or funds not made available to them, the demand for the Company's services can also be adversely affected. Applicable federal legislation includes the Resource Conservation Recovery Act ("RCRA"), the Clean Water Act, the Safe Drinking Water Act, the Clean Air Act, Toxic Substances Control Act, the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), and the Superfund Amendments and Reauthorization Act ("SARA") and the Technical Standards and Corrective Action Requirements for Owners and Operators of Underground Storage Tanks Act ("UST").

         The Company's activities and its facilities are subject to regulation under federal, state and local laws, ordinances and rules and regulations relating to the environment, environmental quality and occupational health and safety including RCRA, the federal Occupational Safety and Health Act ("OSHA") and similar state laws and regulations promulgated thereunder. The Company receives and uses various hazardous chemicals in its environmental testing operations, and is licensed for these activities. While the Company believes that its operations have at all times been conducted in compliance with all federal, state and local environmental laws and regulations, any business handling hazardous waste is subject to potential contingent liabilities under certain of these laws. The full impact of applicable laws and regulations on the Company is difficult to predict because of their complex nature and the possibility of changes because of political and economic pressures. In connection with the Company's business of waste analysis, the Company believes it is acting in compliance with applicable environmental laws.

         The Company has obtained certifications from all jurisdictions in which it does business as required to conduct its laboratory testing business. The Company is required to pass proficiency tests and evaluations which are given on a periodic basis to retain its certification and to participate in contracts under the Federal Superfund Program. The Company believes, but there can be no assurances, that it will be able to obtain the required certifications and approvals in all jurisdictions where it does business and plans to do business in the future. The inability of the Company to retain present, or obtain new, certifications or approvals where required would adversely affect its business.

INSURANCE

         The Company currently carries an annual errors and omission insurance policy with an aggregate limit of $5,000,000 (each claim and aggregate) on a claims made basis. This insurance is provided by an insurance company rated as A+IX (Superior, Adjusted Policyholder's Surplus between $100,000,000 and $250,000,000) by Best's Insurance Reports but which is not licensed by the State of New York. The Company therefore is not protected in the event of the insurer's insolvency by New York State Security Funds. The policy expires May, 1996, with a retroactive date to January 1, 1985 with respect to the Port Washington facility, August 5, 1995 with respect to the Norristown PA facility and December 31, 1995 for operations acquired from Groundwater Technology, Inc., covering errors and omissions liability for environmental and material testing and analysis with a $50,000 deductible for each claim. The policy contains various exclusions including exclusions for the discharge of pollutants. The Company also maintains comprehensive general liability insurance on an occurrence basis which expires April, 1996, with an annual limit of $1,000,000, including completed operations coverage. In addition, the Company maintains an umbrella insurance policy of $5,000,000 (each claim and aggregate). The general liability policy contains various exclusions, including (1) claims related to the discharge of pollutants, (2) professional liability and (3) asbestos related claims. The umbrella policy contains substantially the same exclusions as the liability policy. The Company intends to maintain the same coverage, either by renewal or by obtaining similar coverage. However, no assurances can be given that the Company will be able to maintain any or all of the above described policies of insurance which may also be canceled before expiration in accordance with the terms of each policy. Further, while management believes this coverage is adequate, there can be no assurance that a recovery or settlement of a material claim will not exceed the Company's coverage.

BACKLOG

         As of March 1, 1996, the Company had a backlog of orders it believed to be firm of approximately $654,000 compared to approximately $284,000 as of March 1, 1995. All of the backlog as of March 1, 1996 is expected to be filled during 1996. In addition, the Company has entered into several contracts to provide, upon request of several clients, laboratory services having a potential value of up to $9,500,000 at fixed prices which are to be completed during 1996. The actual dollar amount of laboratory services to be performed pursuant to these contracts can not be accurately predicted at the present time and, accordingly, has not been included in the of backlog above. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

         There are many independent analytical testing laboratories which compete for the environmental and hazardous waste testing business nationwide. The Company believes that the principal competitive factors in the analytical testing of environmental and hazardous waste are customer service, expertise, data accuracy, turn-around time and price.

EMPLOYEES

         As of December 31, 1995, the Company had 247 full time employees. Of these employees 10 were executives, 35 were engaged in supervisory capacities, 15 in sales, 142 in technical laboratory activities and 45 were in administrative and support functions. In addition, the Company employs 31 persons on a part-time basis.

         The Company is not subject to any collective bargaining agreement and management believes that its employee relations are good.

ITEM 2.           PROPERTIES

         The Company occupies office and laboratory facilities as follows:

                                                             Approximate Size
                                                             ----------------
                  Port Washington, NY                        18,600 Sq. Ft. Leased
                  Milford, NH                                25,400 Sq. Ft. Leased
                  Norristown, PA                             18,000 Sq. Ft. Leased
                  Tampa, FL                                  10,000 Sq. Ft. Leased
                  Wichita, KS                                16,000 Sq. Ft. Leased

         The leased space has generally been improved to suit the office or laboratory needs of the Company. The Company occupies the facility in Norristown as a subtenant of Smith Environmental Technologies, Inc. and the Company leases its facility in Wichita, KS from Groundwater Technology, Inc.

         In addition to the above, the Company occupies sales offices in Concord, CA and Atlanta, GA.

         The Company believes that its office and laboratory facilities are adequate for its present needs.

ITEM 3.           LEGAL PROCEEDINGS

         The Company initially reported in its Annual Report on Form 10-K for the fiscal year ended December 31, 1987 that it was a third-party defendant to an action commenced against it during February, 1988 and brought by Pebble Cove Home Owners Association Inc. and Herbert Rubin in the Supreme Court of the State of New York, County of Nassau against eight defendants. The Company's insurance carriers are defending the case and a second related action. Management does not anticipate liability because it believes that it has meritorious defenses to the action and participated only to a limited extent in the matter. The Company believes that its insurance will cover any liability, subject to provisions for deductibility. Counsel defending the Company, appointed by the Company's insurance carrier, has advised the Company that, based upon information presently available to the firm, it believes both actions to be speculative and unsubstantiated. Further, the matter has been inactive since 1990. Management believes, although no assurances can be given, that in view of its insurance coverage, this lawsuit will not have a material adverse effect upon the Company's earnings or financial condition.

         The Company initially reported in its Annual Report on Form 10-K for the year ended December 31, 1989 that the Company commenced suit in the Superior Court of New Jersey, Law Division, Hudson County, against Standard Tank Cleaning Corp. ("Standard Tank") and three (3) other defendants for nonpayment of testing services performed in the sum of $35,713 and that Standard Tank had served a counterclaim against the Company for $450,000 in damages alleged to have resulted from penalties assessed against it. Standard Tank filed for protection under Chapter 11 of the U.S. Bankruptcy Code on September 18, 1990 and the action has been inactive for several years. Management believes that the counterclaim against the Company is without merit. Management also believes, that due to its insurance coverage and subject to a $50,000 deductible, that the counterclaim by Standard Tank will not have a material adverse effect upon the Company's financial condition or earnings.

         The Company is involved in litigation commenced in New York State Court in July, 1991 by the lessor of space, a portion of which the Company previously occupied as a subtenant. The lessor asserts causes of action seeking compensatory damages in excess of $150,000 and punitive damages in an unspecified amount incurred as a result of (i) damages to the property allegedly sustained during defendants' occupancy and (ii) certain unpaid rent and taxes. The claim includes the allegation that defendants caused certain "toxic waste" to be discharged at the demised premises. The Company served an answer denying the material allegations of the complaint and interposing affirmative defenses. The matter has been inactive for several years. Management intends to vigorously defend the action and, in management's opinion, these proceedings will not have a material effect on the Company's financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The principal market on which the registrant's common stock is traded in the NASDAQ Small-Cap Market under the NASDAQ symbol "NYTS." The following table sets forth the high and low bid prices of shares of the Company's Common Stock as reported by NASDAQ for the calendar period indicated. The information represents inter-dealer quotations, without retail mark-ups, mark-downs or commissions, and does not necessarily represent actual quotations.

                                    High     Low
                                    ----     ---
1995
- ----
First Quarter                       25/64      1/4
Second Quarter                       7/16      1/4
Third Quarter                       1-1/2    15/32
Fourth Quarter                      11/16      3/8

1994
- -----

First Quarter                       1-1/8    1-1/8
Second Quarter                      1-1/8      5/8
Third Quarter                         5/8      1/4
Fourth Quarter                      11/32     9/32

         The number of holders of record of the Company's common stock as of March 22, 1996 was 407.

         No dividends have been paid during the past two years. The Company has no present intention of paying any cash dividends in the foreseeable future and intends to retain future earnings to finance its growth.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues for the year ended December 31, 1995 were $6,808,779, an increase of 13.9% compared to revenues of $5,977,421 for the year ended December 31, 1994. This increase was primarily due to the laboratory operations acquired from Smith Environmental Technologies Corp. in August 1995. The overall environmental laboratory industry, particularly in the latter part of 1995 experienced considerable price erosion which was not offset by higher unit volume and was further adversely affected by the slowdown in Federal government spending, particularly for remediation and regulatory enforcement.

Cost of Operations

         Reflecting the Company's continued efforts to reduce expenses and control costs, cost of operations were 76.2% of revenues, as compared to 79.2% of revenues for the prior year. Selling, general and administrative expenses were 29.2% of revenues, as compared to 26.7% of revenues for the prior year. This increase in selling, general and administrative expenses was due to the transitional costs associated with the acquired laboratory operations as well as the Company's efforts to expand its marketing staff.

         The decrease in interest expense of $10,537 was a direct effect of the cash management efforts of the Company which reduced the Company's borrowings during the year. The Company's borrowings increased in the latter part of 1995, to facilitate the acquisition of certain assets of GTEL Environmental Laboratories, Inc., a wholly owned subsidiary of Groundwater Technology, Inc.

         The income tax credit was 32.2% and 42.2% of the loss before income tax credits, in 1995 and 1994, respectively. This lower rate for credits is primarily due to the lack of availability of prior year taxes against which to apply credits, particularly for state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided by Operations

         The Company's operations for the year ended December 31, 1995 provided net cash of $248,658, as compared to $574,976 in the year ended December 31, 1994. This decrease of $326,318 was primarily due to increased sales in the fourth quarter of 1995 which were not collected, and which were only partially offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivable resulted principally from the acquisition of the laboratory operations of Smith Environmental Technologies Corp.

Cash Flows from Investing Activities

         The net cash used for investing activities in 1995 was $1,291,676 as compared to $39,551 used for the comparable period in 1994. Cash of $1,255,000 was used for the December 31, 1995 purchase transaction of certain assets of GTEL Environmental Laboratories, Inc., a wholly owned subsidiary of Groundwater Technology, Inc. and the August 5, 1995 purchase of assets from Smith Environmental Technologies Corp.

Cash Flows from Financing Activities

         The net cash provided by financing activities in 1995 of $908,326 was $1,091,148 higher than 1994. This increase in financing resulted from increased bank borrowings principally related to the acquisition of assets of GTEL Environmental Laboratories, Inc., a wholly owned subsidiary of Groundwater Technology, Inc.

         In July 1995, the Company entered into a line-of-credit agreement with a bank which provided for borrowings up to $2,000,000 to April 30, 1996.

         On March 15, 1996, the Company accepted a commitment from a finance company to replace the bank line-of-credit with a 3 year $7,000,000 line-of-credit, which contains a $2,606,000, 60 month sublimit for equipment financing. The commitment is subject to a definitive loan agreement and certain other contingencies, including no material adverse changes in the operations of the Company or in the condition of the collateral, as represented in information supplied to the lender. Advances under the line will be limited to no more than 80% of eligible accounts receivable. See Note D of the Notes to Financial Statements.

         The Company anticipates that the cash generated by operations along with its borrowing capacity will be adequate to fund its operations in 1996.

ITEM 7.   FINANCIAL STATEMENTS

          See financial statements annexed hereto.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

         At the Company's Board of Directors meeting on May 31, 1994, the Company did not renew the engagement with Griggs & Alcabes, CPAs. On June 14, 1994, the Company engaged the accounting firm of Cornick, Garber & Sandler, L.L.P. as the Registrant's independent auditors. During the year ended December 31, 1993 and the interim period ended March 31, 1994, there were no disagreements with Griggs & Alcabes, CPAs, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. Griggs & Alcabes' reports on the financial statements for the two years ended December 31, 1993 and December 31, 1992 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         Griggs & Alcabes furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of the letter from Griggs & Alcabes CPAs was filed as Exhibit 16 to the Company's Form 8-K Report dated June 21, 1994 and is incorporated herein by reference.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1995 and is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION.

         Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1995 and is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1995 and is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1995 and is incorporated herein by reference.

                                     PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         The following exhibits are filed as part of this report. Where such filing is made by incorporation by reference to a previously filed statement or report such report is identified in parenthesis:

(3)      Articles of Incorporation and By-laws:

         (a) Certificate of incorporation of Nytest Environmental Inc. dated January 15, 1985 (Exhibit 3(a) to the Company's Form S-1 registration statement, File No. 33-2047)

         (b) Amendment to the certificate of incorporation of Nytest Environmental Inc. dated July 21, 1987 (Exhibit 3.1 to the Company's Form 10-K Report dated December 31, 1987)

                  (c) By-laws of Nytest Environmental Inc., as amended through July 15, 1987 (Exhibit 3.2 to the Company Form 10-K Report dated December 31, 1987)

(4)      Instruments defining the rights of security holders:

         (a) Specimen Common Stock Certificate (Exhibit 4(a) to the Company's Form S-1 registration statement, File No. 33-2047)

         (b) Form of Underwriter's Warrant issued to Royce Investment Group, Inc. (Exhibit 4.4 to the Company's Form S-2 registration statement, File No. 33-40570)

         (c) Subordinated Convertible Note of NEI/GTEL Environmental Laboratories, Inc. dated December 31, 1995. (Exhibit 99.2 to the Company's Form 8-K Report dated December 31, 1995)

(10)     Material Contracts:

         (a) Employment agreement between the Company and John Gaspari dated January 1, 1989 (Exhibit 10.3 to the Company's Report on Form 10-Q dated June 30, 1988)

         (b) Amendment dated May 14, 1991 to employment agreement between the Company and John Gaspari (Exhibit 10.8 to the Company's Form S-2 Registration Statement, File No. 33-40570)

         (c) 1991 Executive Option Plan (Exhibit 10.12 to the Company's Form S-2 Registration Statement, File No. 33-40570)

         (d) Form of Option Agreement under the 1991 Executive Option Plan (Exhibit 10.14 to Amendment No. 1 to the Company's Form S-2 Registration Statement, File No. 33-40570)

         (e) Employment Agreement dated November 2, 1992 between the Company and James W. Shearard, Jr. (Exhibit 10(i) to the Company's Form 10-KSB dated December 31, 1994)

         (f) Amendment to Employment Agreement dated January 18, 1993 between the Company and James W. Shearard, Jr. . (Exhibit 10(j) to the Company's Form 10-KSB dated December 31, 1994)

         (g) 1992 Employee Stock Incentive Plan (Exhibit 10(k) to the Company's Form 10-KSB dated December 31, 1994)

         (h) Asset and Business Purchase Agreement dated August 3, 1995 between NEI of Pennsylvania, Inc. and BCM Engineers, Inc. (Exhibit 2.1 to the Company's Form 8-K Report dated August 5,
                  1995)

         (i) Sublease dated August 3, 1995 between NEI of Pennsylvania, Inc. and BCM Engineers, Inc. concerning 1850 Gravers Road, Norristown, PA (Exhibit 99.1 to the Company's Form 8-K Report dated August 5, 1995)

         (j) Equipment Subleases dated August 3, 1995 between BCM Engineers and affiliates and NEI of Pennsylvania, Inc. (Exhibit 99.2 to the Company's Form 8-K Report dated August 5, 1995)

         (k) Guaranty dated August 3, 1995 by Smith Environmental Technology Inc. in the form of NEI of Pennsylvania, Inc. (Exhibit 99.3 to the Company's Form 8-K Report dated August 5, 1995)

         (l) Guaranty dated August 3, 1995 by Nytest Environmental Inc. in favor of BCM Engineers, Inc. (Exhibit 99.4 to the Company's Form 8-K Report dated August 5, 1995)

         (m) Asset and Business Purchase Agreement dated December 28, 1995 and effective as of December 31, 1995 between NEI/GTEL Environmental Laboratories, Inc. and GTEL Environmental Laboratories, Inc. (Exhibit 2.1 to the Company's Form 8-K Report dated December 31, 1995)

         (n) Market and Supply Agreement dated December 31, 1995 between NEI/GTEL Environmental Laboratories, Inc. and Groundwater Technology, Inc. (Exhibit 99.1 to the Company's Form 8-K Report dated December 31, 1995)

         (o) Security Agreement dated December 31, 1995 among NEI/GTEL Environmental Laboratories, Inc., GTEL Environmental Laboratories, Inc. and Nytest Environmental Inc. (Exhibit
                  99.3 to the Company's Form 8-K Report dated December 31, 1995)

         (p) Registration Rights Agreement dated December 28, 1995 between Nytest Environmental Inc. and Groundwater Technology, Inc. (Exhibit 99.4 to the Company's Form 8-K Report dated December 31, 1995)

         (q) Guaranty of Nytest Environmental Inc. dated December 31, 1995 (Exhibit 99.5 to the Company's Form 8-K Report dated December 31, 1995)

         (r) Lease of 4211 West May, Wichita, KS, dated December 31, 1995 (Exhibit 99.6 to the Company's Form 8-K Report dated December 31, 1995)

         (s)      Assignment of Patent Rights dated December 31, 1995 (Exhibit
                  99.7 to the Company's Form 8-K Report dated December 31,
                  1995)


(16)     Letter re: change in certifying accountant

         Letter of Griggs & Alcabes, CPAs dated June 20, 1994 (Exhibit 16 to Form 8-K dated June 21, 1994)

(18)     Letter on change in accounting principles

         None

(21)     Subsidiaries of registrant

         NEI of Pennsylvania, Inc. (Del.) 100% owned.
         NEI/GTEL Environmental Laboratories, Inc. (Del.) 100% owned.

(23)     Consents of experts and counsel

         Consent of Cornick, Garber & Sandler LLP

         (b)      Reports of Form 8-K

         Form 8-K Report dated December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                           NYTEST ENVIRONMENTAL INC.

                                           By:    /s/ John Gaspari
                                              --------------------------------
                                                  John Gaspari, President and
Dated: March 30, 1995                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                            Capacity                               Date
- ---------                            --------                               ----

/s/ John Gaspari                     President, Chief Executive             March 30, 1995
- ----------------------------         Officer and Director
John Gaspari                         (Principal Executive Officer)


/s/ James W. Shearard, Jr.           Vice President - Marketing and         March 30, 1995
- ----------------------------         Sales, Secretary and Director
James W. Shearard, Jr.

/s/ Elliot J. Laitman                Treasurer, Chief Financial Officer     March 30, 1995
- ----------------------------         (Principal Accounting and
Elliot J. Laitman                    Financial Officer)


/s/ Anthony P. Towell                Director                               March 30, 1995
- -----------------------------
Anthony P. Towell

/s/ Thomas E. Lent                   Director                               March 30, 1995
- ----------------------------
Thomas E. Lent

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                  [CORNICK, GARBER & SANDLER, LLP LETTERHEAD]




                          Independent Auditors' Report




Board of Directors and Shareholders
Nytest Environmental, Inc. and Subsidiaries
Port Washington, New York


            We have audited the accompanying consolidated balance sheet of NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES as at December 31, 1995 and the related consolidated statements of operations and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the aforementioned financial statements present fairly, in all material respects, the consolidated financial position of Nytest Environmental, Inc. and Subsidiaries as at December 31, 1995 and their consolidated results of operations and cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.




                                              /s/ Cornick, Garber & Sandler, LLP
                                              ----------------------------------
                                              CERTIFIED PUBLIC ACCOUNTANTS


Uniondale, New York
February 13, 1996
(Except for Note D for
which the date is
March 15, 1996)

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1995

                                     ASSETS

Current assets:
  Cash                                                                          $  426,631
  Accounts receivable, less $52,941 allowance
   for doubtful accounts (Note J)                                                2,249,044
  Laboratory supplies                                                               63,468
  Deferred income taxes (Notes A and G)                                             22,000
  Prepaid expenses and other current assets                                        420,746
                                                                                ----------

          Total current assets                                                   3,181,889

Property and equipment - at cost, less
  accumulated depreciation and amortization
  (Notes A and C)                                                                5,277,597

Other assets                                                                       314,837
                                                                                ----------

          T O T A L                                                             $8,774,323
                                                                                ==========

                                   LIABILITIES

Current liabilities:
  Loans payable (Note D)                                                        $1,704,000
  Installment notes payable - current portion (Note E)                              38,824
  Obligations under capital leases -
    current portion (Note H)                                                       231,039
  Accounts payable                                                               1,290,890
  Accrued expenses                                                                 766,741
                                                                                ----------

          Total current liabilities                                              4,031,494

Installment notes payable (Note E)                                                  32,521
Subordinated convertible debt (Note F)                                           1,095,000
Obligations under capital leases (Note H)                                          200,228
Deferred income taxes payable (Notes A and G)                                       45,000
                                                                                ----------

          Total liabilities                                                      5,404,243
                                                                                ----------

Commitments and contingencies (Note H)

                              STOCKHOLDERS' EQUITY
                                    (NOTE I)

Common stock $.01 par; authorized 10,000,000 shares,
  issued and outstanding 6,705,230 shares                                           67,052
Additional paid-in capital                                                       3,068,255
Retained earnings (statement attached)                                             234,773
                                                                                ----------

          Total stockholders' equity                                             3,370,080
                                                                                ----------

          T O T A L                                                             $8,774,323
                                                                                ==========

           The notes to financial statements are made a part hereof.

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                               Years Ended
                                               December 31,
                                      -----------------------------
                                          1995             1994
                                      -----------       -----------
Revenues (Note J)                     $ 6,808,779       $ 5,977,421
                                      -----------       -----------
Costs and expenses:
  Cost of operations                   5,191,524         4,732,293
  Selling, general and
    administrative expenses            1,987,758         1,596,185
                                      -----------       -----------

     Total costs and expenses           7,179,282         6,328,478
                                      -----------       -----------

Operating (loss)                         (370,503)         (351,057)
Interest expense                          119,863           130,400
                                      -----------       -----------

(Loss) before income tax credits         (490,366)         (481,457)

Income tax credits (Note G)               158,000           202,800
                                      -----------       -----------

NET (LOSS)                               (332,366)         (278,657)

Retained earnings - January 1             567,139           845,796
                                      -----------       -----------

RETAINED EARNINGS - DECEMBER 31
  (TO BALANCE SHEET)                  $   234,773       $   567,139
                                      ===========       ===========

Net (loss) per share (Note A)               $(.05)            $(.04)
                                            =====             =====

Average number of shares
  outstanding
                                        6,705,230         6,705,230
                                        =========         =========





           The notes to financial statements are made a part hereof.

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years Ended
                                                                December 31,
                                                        ---------------------------
                                                           1995              1994
                                                        -----------       ---------
INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net (loss)                                            $  (332,366)      $(278,657)
                                                        -----------       ---------

  Adjustments to reconcile results of operations
  to net cash effect of operating activities:
    Depreciation and amortization                           577,800         467,595
    Bad debt expense                                         22,183          10,176
    Loss (gain) on disposal of fixed assets                  (1,500)          3,991
    Deferred income taxes                                  (105,800)       (131,800)
    Net changes in assets and liabilities (after
    giving effect to acquisitions):
      Accounts receivable                                  (213,061)        526,701
      Laboratory supplies                                   (11,501)        211,103
      Prepaid expenses                                      (41,030)         26,344
      Other assets                                           (8,141)        (85,765)
      Accounts payable                                      168,431        (144,199)
      Accrued liabilities                                   193,643         (30,513)
                                                        -----------       ---------

         Total adjustments                                  581,024         853,633
                                                        -----------       ---------

         Net cash provided by operating activities          248,658         574,976
                                                        -----------       ---------

Cash flows from investing activities:
  Payments for acquisitions                              (1,255,000)
  Expenditures for fixed assets                             (38,176)        (42,551)
  Proceeds from sale of equipment                             1,500           3,000
                                                        -----------       ---------

          Net cash used for investing activities         (1,291,676)        (39,551)
                                                        -----------       ---------

Cash flows from financing activities:
  Proceeds of bank borrowings                             1,842,804         267,905
  Repayments of bank borrowings                            (834,024)       (321,403)
  Repayments of capitalized lease obligations               (92,954)       (129,324)
  Stock option plan registration cost                        (7,500)
                                                        -----------       ---------

          Net cash provided by (used for)
            financing activities                            908,326        (182,822)
                                                        -----------       ---------

NET INCREASE (DECREASE) IN CASH                            (134,692)        352,603

Cash - January 1                                            561,323         208,720
                                                        -----------       ---------

CASH - DECEMBER 31                                      $   426,631       $ 561,323
                                                        ===========       =========

Supplemental disclosure of cash flow information:

  Cash paid (received) during the year for:
     Interest                                           $   138,573       $ 120,627
                                                        ===========       =========

     Income taxes                                       $    55,572       $ (76,870)
                                                        ===========       =========

  Supplemental disclosure of noncash investing and financing activities:

     During 1995, capital lease obligations of $163,000 were incurred when the Company entered into leases for new equipment. For other noncash investing and financing activities see Notes B and F.

           The notes to financial statements are made a part hereof.

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A -      Summary of Significant Accounting Policies:

              Operations:

              The Company operates analytical laboratories in New York, Pennsylvania, New Hampshire, Kansas and Florida that specialize in the measurement of environmental hazardous materials based upon samples of air, soil, water submitted for analysis.

              The Company's revenues have been principally derived from clients in the New York and, with the BCM acquisition (see Note B), Philadelphia metropolitan regions, as well as from the northeast and eastern part of the United States. With the GTEL acquisition (see Note B), it is anticipated that revenues will be generated from a wider geographic region, although the Company believes that the majority of revenues will still be from clients in the eastern half of the United States.

              Principles of Consolidation:

              The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

              Fair Value of Financial Instruments:

              The carrying value at December 31, 1995 of the Company's financial instruments approximated their fair value primarily due to the short maturities of these instruments.

              Revenue Recognition:

              Revenue is recognized when substantially all sample testing is completed. Where long-term contracts provide for the testing of multiple samples at varying times, the revenue is recognized on a per sample basis as testing is completed.

              Depreciation and Amortization:

              Depreciation is provided for financial accounting purposes on the straight-line method at rates which are designed to write off the assets over their estimated useful lives. Leasehold improvements are amortized over the terms of their applicable leases or their useful lives, whichever is less. For income tax purposes, depreciation is computed substantially by use of accelerated methods.


(Continued)

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -2-


NOTE A -      Summary of Significant Accounting Policies (Continued):

              Income Taxes:

              The Company accounts for income taxes utilizing the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred tax liabilities and assets are determined based on the difference between financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

              Per Share Amounts:

              Loss per share amounts are computed utilizing the weighted average number of common shares outstanding during each year. Such computations do not include common stock equivalents (Note
              I) because their inclusion would be antidilutive.

              Use of Estimates:

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B -      Acquisitions:

              BCM Acquisition:

              On August 5, 1995, the Company acquired, in a purchase transaction, substantially all the laboratory equipment and fixtures and assumed certain capital lease obligations of the BCM Laboratory Division of Smith Environmental Technologies Corporation. The transaction was effected through a new wholly-owned subsidiary, NEI of Pennsylvania, Inc. (NEIPA). The assets acquired comprise an environmental testing laboratory in Norristown, Pennsylvania. The purchase price of approximately $405,000 is comprised of the assumption of approximately $315,000 in capitalized lease obligations, plus approximately $90,000 in closing costs. The purchase price was allocated to the laboratory equipment and fixtures, which are being depreciated over the estimated remaining life of the assets. The results of operations of NEIPA are included in the accompanying financial statements from August 6, 1995.


(Continued)

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -3-


NOTE B -      Acquisitions (Continued):

              GTEL Acquisition:

              On December 31, 1995, the Company acquired, in a purchase transaction, certain fixed and other assets (deposits, licenses, etc.) and assumed certain liabilities of GTEL Environmental Laboratories, Inc. (GTEL), a wholly-owned subsidiary of Groundwater Technology, Inc. (GTI). The transaction was affected through a new wholly-owned subsidiary, NEI/GTEL Environmental Laboratories, Inc. (NEI/GTEL). The assets acquired comprise three environmental testing laboratories in Milford, New Hampshire, Wichita, Kansas and Tampa, Florida. The purchase price of approximately $3,200,000 is comprised of approximately $940,000 of liabilities assumed, a subordinated convertible note of $1,095,000 (Note F) and the payment of $1,000,000 in cash, plus approximately $165,000 in closing costs related to the acquisition. The purchase price was allocated $3,071,000 to fixed assets, $105,000 to current assets and $24,000 to other assets based on their relative appraised values. No goodwill has been recognized because the fair market value of the assets acquired exceeded the purchase price.

              In connection with this acquisition, the Company entered into a four year marketing and supply agreement for laboratory services to be rendered to GTI and its affiliates. The Company will develop a marketing plan which GTI will promote to its employees and affiliates to encourage the use of the Company's services. In return, the Company and GTI will agree on pricing for laboratory services at the beginning of each calendar year. GTI is required to meet certain minimums, defined in the agreement, for the year ending December 31, 1996 or reduce the amounts payable under the subordinated convertible note payable.

              Pro Forma Information:

              The following table summarizes the unaudited pro forma results of operations as if the foregoing acquisitions had occurred on January 1st of each year. The pro forma information includes NEIPA's and GTEL's historical results of operations adjusted for the effects of the acquisitions. The pro forma amounts for NEIPA are based on a calendar year, while the amounts for GTEL are based on an October 31, 1995 year end for 1995 and the April 30, 1995 year end of its former owner for 1994. The pro forma information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented, nor is it indicative of the expected future results of operations.
(Continued)

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -4-





NOTE B -      Acquisitions (Continued):

                                             Year Ended
                                            December 31,
                                  -------------------------------
                                      1995               1994
                                  ------------       ------------
              Net sales           $ 20,795,000       $ 23,033,000
                                  ------------       ------------

              Net loss            $   (751,000)      $   (322,000)
                                  ------------       ------------

              Loss per share      $       (.11)      $       (.05)
                                  ============       ============


NOTE C -      Property and Equipment:

              Property and equipment at December 31, 1995 is summarized as follows:

                                                                        Estimated
                                                                       Useful Life
                                                                         (Years)
                                                                       -----------
                Cost:
                  Laboratory equipment                   $7,174,760       5 - 12
                  Furniture and fixtures                    259,757       5 - 10
                  Leasehold improvements                    911,518       4 - 10
                  Automotive equipment                       66,967         4
                                                         ----------

                      Total                               8,413,002

                Less accumulated depreciation
                  and amortization                        3,135,405
                                                         ----------

                      Balance                            $5,277,597
                                                         ==========

(Continued)

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -5-




NOTE D -      Loans Payable:

              In July 1995, the Company entered into a line-of-credit agreement with a bank which provided for borrowings up to $2,000,000 to April 30, 1996, with interest payable at 3/4% above the prime rate. Borrowings were principally limited to 75% of eligible accounts receivable. As part of this agreement, there is an additional $300,000, with interest payable at 1% above the prime rate, which can be used for the purchase of equipment. At December 31, 1995, there were no outstanding borrowings for the purchase of equipment. The borrowings were collateralized by all the assets of the Company.

              On March 15, 1996, the Company accepted a commitment from a finance company to replace the bank line-of-credit with a 3 year $7,000,000 line-of-credit, which contains a $2,606,000, 60 month sublimit for equipment financing. The commitment is subject to a definitive loan agreement and certain other contingencies, including no material adverse changes in the operations of the Company or in the condition of the collateral, as represented in information supplied to the lender. Advances under the line will be limited to no more than 80% of eligible accounts receivable, as defined.

              The initial advance for equipment is $1,856,000, plus up to an additional $750,000 for equipment purchased after closing. Advances for equipment will be limited to 80% of the appraised value, as defined, and will be repayable over 60 months, subject to adjustment for annual reappraisal at the lender's option.

              Interest on the above advances is payable at 1 3/4% to 2% above the prime rate. The Company will also be charged an annual commitment fee of 1/2% of the credit facility and unused line fees, a defined, of 1/2% a year if its average borrowings do not exceed specified minimums. If the agreement is cancelled by the Company, it will be required to pay a termination fee of 3% of the line during the first year and 2% thereafter. The line will be collateralized by substantially all the assets of the Company.


(Continued)

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -6-





NOTE E -      Installment Notes Payable:

              Installment notes payable at December 31, 1995 are as follows:

                Equipment notes - payable in monthly
                  installments of $3,161, plus
                  interest at 6.8% to 11.5%, col-
                  lateralized by laboratory equip-
                  ment with a cost of approximately
                  $100,000                                               $62,936

                Automobile notes - payable in
                  monthly installments of $1,140,
                  plus interest at 5.9% to 6.75%,
                  collateralized by automobiles
                  with a cost of approximately
                  $40,000                                                  8,409
                                                                         -------

                Total long-term debt                                      71,345

                Less current portion                                      38,824
                                                                         -------

                Noncurrent portion (due $29,933 in
                  1997 and $2,588 due in 1998)                           $32,521
                                                                         =======


NOTE F -      Subordinated Convertible Note:

              In connection with the GTEL acquisition (Note B), the Company issued a subordinated convertible note for $1,095,000 which is due on December 31, 1998. The note bears interest at 9.5% a year and is payable quarterly. The note is convertible, at any time, into the Company's common stock at $1.00 per share in amounts of not less than $100,000 of principal. The stock has piggy-back registration rights for one offering, if any, through the due date of the note. The note may be reduced if certain revenue commitments are not met (See Note B).


(Continued)

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -7-


NOTE G -      Income Taxes:

              Income tax credits are comprised of the following:

                                                     Year Ended
                                                     December 31,
                                              -----------------------
                                                 1995           1994
                                              ---------       --------
              Currently refundable (payable):
                  Federal                    $  64,000       $ 56,000
                  State                        (13,000)        15,000
                                              ---------       --------

                      Total                     51,000         71,000

               Net reduction in deferred
                  liabilities                  107,000        131,800
                                              ---------       --------

               Net income tax credit          $ 158,000       $202,800
                                              =========       ========

              Temporary differences which give rise to a significant portion of deferred tax assets and liabilities as at December 31, 1995 are:

                Deferred tax assets:
                  Allowance for doubtful accounts           $  22,000
                  Benefit of state net operating
                    loss carryforwards                         56,000
                  Less valuation allowance                    (56,000)
                                                            ---------

                          Net deferred tax assets           $  22,000
                                                            =========

                Net deferred tax liabilities:
                  Accelerated versus straight-
                    line depreciation of fixed
                    assets                                  $ 217,000
                  Alternative minimum tax
                    credit carryforwards                     (172,000)
                                                            ---------

                          Net deferred tax liabilities      $  45,000
                                                            =========

              For state income tax purposes, the Company has approximately $814,000 of net operating loss carryforwards which expire $64,000 in 1997 and $750,000 in 2009 and 2010.


(Continued)

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -8-


NOTE G -      Income Taxes (Continued):

              The variation in the customary relationship between the income tax credits and pretax loss at the federal statutory income tax rate is as follows:

                                              Percentage of Pretax Loss
                                              --------------------------
                                                Year Ended December 31,
                                              --------------------------
                                                 1995              1994
                                                ------            ------
                Computed "expected" federal
                  income tax credit              34.0%             34.0%
                State income tax credits
                  (charges), net of federal
                  income tax effect              (1.5)              5.3

                Nondeductible expenses            (.9)             (1.8)

                Other items (net)                  .6               4.7
                                                 ----              ----

                      Net income tax credit      32.2%             42.2%
                                                 ====              ====


NOTE H -     Commitments and Contingencies:

             Employment Agreement:

             An employment agreement with an officer provides for a minimum salary level adjusted annually and expires in July 1996. If the Company has pre-tax income, the salary will be 110% of the prior year's salary and if there is no pre-tax income, the increase is based upon the increase in the consumer price index. The agreement also provides for a bonus based upon the Company's pre-tax income and for death and disability benefits and also contains a provision for specified payments in the event of a "change in control," as defined, of the Company.

             In March 1994, the above officer took a 15% voluntary reduction in salary. In addition, he did not accept the cost of living increase due him as of January 1, 1994 and 1995.

             Lease Commitments:

             The Company rents its laboratory and office space and certain laboratory and office equipment under operating leases expiring at various dates through 2000. Minimum annual rentals under these leases are as follows:

               Year ending December 31:
                  1996                                    $  940,000
                  1997                                       664,000
                  1998                                       526,000
                  1999                                       410,000
                  2000                                       239,000
                                                          ----------

                    Total                                 $2,779,000
                                                          ==========

(Continued)

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -9-

NOTE H -     Commitments and Contingencies (Continued):

             Lease Commitments (Continued):

             The Company has a purchase option expiring on March 30, 1996 on the property where its Wichita, Kansas laboratory is situated. The purchase price is $1,000,000 less the base rent ($13,359 per month) paid to the closing date.

             The Company also leases certain equipment and automobiles which have been classified as capital leases. The $492,997 cost of such assets has been included in property and equipment and the remaining lease payments reflected as a liability on the balance sheet.

             Future minimum payments under these leases at December 31, 1995 are as follows:

               Year ending December 31:
                1996                            $ 265,000
                1997                              119,000
                1998                               55,000
                1999                               48,000
                2000                               11,000
                                                ---------

                    Total                         498,000
                Less amount representing
                   interest at 9% to 13%          (66,733)
                                                ---------
                Present value of minimum
                   lease payments                 431,267
                Less current maturities           231,039
                                                ---------

                Noncurrent portion              $ 200,228
                                                =========

             Concentration of Credit Risk:

             The Company grants credit to customers, substantially all of whom are related to the environmental industry. The majority of customers are engineering firms which subcontract their testing work to the Company.

             Litigation:

             The Company is involved in litigation commenced in New York State Court in July 1991 by the lessor of space, a portion of which the Company previously occupied as a subtenant. The lessor asserts causes of action seeking compensatory damages in excess of $150,000 and punitive damages against all defendants in an unspecified amount incurred as a result of (i) damages to the property allegedly sustained during defendants' occupancy and (ii) certain unpaid rent and taxes. The claim includes the allegation that defendants caused certain "toxic waste" to be discharged at the demised premises. The Company served an answer denying the allegations of the complaint and interposing affirmative defenses. Management intends to vigorously defend the action and, in management's opinion, the outcome of these proceedings will not have a material adverse effect on the Company's financial position or earnings. This case has been inactive for more than three years.

(Continued)

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -10-



NOTE H -     Commitments and Contingencies (Continued):

             Litigation (Continued):

             Two other legal actions involving entities where the Company had performed its testing services, include counterclaims against the Company by a former customer, now in bankruptcy, and third party defendant claims by a homeowners' association. Management believes that the Company has no material exposure in either of these matters because of its affirmative defenses and because, in the event of an unfavorable outcome, a substantial portion of the claimed losses should be covered by insurance.


NOTE I -     Shareholders' Equity:

             Additional Paid-In Capital:

             In 1995, the Company filed a registration statement for the shares issuable under its 1992 employee Stock Incentive Plan. The $7,500 cost of such filing has been charged to additional paid-in capital.

             Warrants:

             In connection with a rights offering, in August 1991 an underwriter received warrants to purchase 100,000 shares of common stock at $1.25 a share. The warrants expire in August 1996. As of December 31, 1995, no warrants have been exercised.

             1988 Incentive Stock Option Plan:

             The Company's 1988 incentive stock option plan provides for the granting of options to key employees to purchase up to 350,000 shares of common stock at not less than fair market value at the date of grant. Options may be exercised beginning one year from the date of grant and may not exceed 10 years from the date of grant. At December 31, 1995, options to purchase 132,500 shares at $.84375 to $1.28 a share are outstanding. The balance of previously issued options either expired or was cancelled by mutual agreement.

             1988 Stock Options:

             In May 1988, the Company issued options to a Director of the Company to purchase 70,000 shares of common stock at $1.11 per share exercisable until he is no longer a Director of the Company. At December 31, 1995, no options have been exercised.



(Continued)

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -11-


NOTE I -     Stockholders' Equity (Continued):

             1991 Executive Stock Option Plan:

             In May 1991, the Board of Directors approved a Plan to provide certain executives with nonqualified options based upon the Company meeting certain earnings per share targets, as defined, during 1992 through 1996. If the target in any year is not met, the options for that year may nevertheless vest if certain cumulative earnings per share targets, are met. During 1995 and 1994 options to purchase 240,000 shares were cancelled by mutual agreement and, at December 31, 1995, options to purchase 120,000 shares at $.80 per share are outstanding; no options have become vested.

             1992 Employee Stock Incentive Plan:

             The Company's Employee Stock Incentive Plan ("Plan") provides for the granting of stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 600,000 shares of the Company's common stock. Officers, directors and other key employees are eligible for awards under the Plan which permits the granting of incentive stock options ("ISO") and nonqualified stock options. The option price may not be less than 100% of the fair market value on the date of grant. The terms of each option are to be determined by the Stock Option Committee, but may not exceed 10 years for an ISO and 10 years and two days for a nonqualified stock option. Nontransferable stock appreciation rights ("SARS") may be granted in conjunction with options entitling the holder, upon exercise, to receive cash and/or unrestricted common stock, not greater than the increase since the date of grant of the shares covered by such right. Restricted stock may be awarded by the Stock Option Committee with conditions and restrictions as they may determine. Deferred stock awards entitle the recipient to receive common stock without any payment as determined by the Stock Option Committee which may be conditioned upon such matters as continued employment or performance goals. No SARS, restricted or deferred stock have been issued. In the event of a "change in control," as defined, unless otherwise determined by the Stock Option Committee, all restrictions and deferral limitations will lapse and the value of such options and awards will cash out at a price determined by the Committee. During 1995 and 1994, respectively, the Company issued stock options for 110,000 shares, which are not exerciseable until May 30, 1996 and 73,900 shares which are currently exercisable. Options for 65,000 and 10,000 shares were cancelled in 1995 and 1994, respectively. At December 31, 1995, stock options to purchase 238,900 shares at $.32 to $1.38 a share are outstanding.


(Continued)

                  NYTEST ENVIRONMENTAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      -12-



NOTE I -     Stockholders' Equity (Continued):

             1995 Stock Options:

             In November 1995, an option to purchase 50,000 shares of common stock exerciseable at $1.00 per share until November 2005 was granted to an officer/director of the Company upon his resignation. At December 31, 1995, no options have been exercised.


NOTE J -     Significant Customers:

             For the year ended December 31, 1995, two customers accounted for 10.4% and 9.9% of consolidated revenues. No customer accounted for more than 10% of revenues in 1994. Receivables from these customers aggregated 13.6% of accounts receivable at December 31, 1995.


NOTE K -     Employee Benefit Plan:

             The Company has a Savings and Protection Plan ("the Plan") for eligible employees pursuant to Section 401(K) of the Internal Revenue Code. Employees may contribute not less than 2%, nor more than 15%, of their salaries, not to exceed the statutory limit. The Plan permits a matching contribution by the Company, at its discretion, which will be allocated proportionately among the participating employees' accounts based on their contributions. The Company made no contributions to the Plan for 1995 and 1994.

EXHIBIT INDEX

Exhibit No.                   Description
- ----------                    -----------
EX-23                         Consent of Cornick, Garber & Sandler LLP
EX-27                         Financial Data Schedule