Form 10QSB
NYTEST ENVIRONMENTAL INC
filed 1996-05-20
CIK 766823

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                  FORM 10-QSB


/ X / Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1996
                                --------------

/   /  Transition report pursuant to Section 13 of 15 (d) of the Securities
       Exchange Act of 1934

For the transition period from ______________ to_____________

Commission File No.  0-15241
                     -------

                          NYTEST ENVIRONMENTAL INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                                     11-2725582
----------------------------------                           --------------------------------
(State of other jurisdiction of                                     (I.R.S. Employer
incorporation of organization)                                    Identification Number)

60 Seaview Boulevard, Port Washington, New York                           11050
-----------------------------------------------              ---------------------------------
(Address of principal executive offices)                               (Zip Code)


                                 (516) 625-5500
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and ( 2 ) has been subject to such filing requirements for the past 90 days.

                YES   X                              NO
                   --------                             ---------

As of March 31, 1996, the Issuer had 6,705,230 shares outstanding of its $ .01
                                     ---------
par value common stock.


Page 1 of 12 pages.
    ---  ----

                                    PART  I


                             FINANCIAL INFORMATION




ITEM  1.  FINANCIAL STATEMENTS

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                      March 31,        December 31,
                                                                         1996             1995
               ASSETS                                                (Unaudited)       (Audited)
               ------                                               ------------      -------------
Current Assets:
--------------
Cash                                                                $    137,588      $  426,631
Accounts receivable, less allowance for doubtful
accounts of $85,792 - 1996 and $52,941 - 1995                          3,489,641       2,249,044
Inventories - Laboratory supplies, at cost                                62,206          63,468
Prepaid expenses and other current assets                                287,832         420,746
Deferred taxes                                                            22,000          22,000
                                                                    ------------      ----------
   Total Current Assets                                                3,999,267       3,181,889
                                                                    ------------      ----------

Fixed Assets:
-------------
Plant and Equipment, at cost                                           8,446,322       8,413,002
   Less: Accumulated depreciation                                      3,692,651       3,135,405
                                                                    ------------      ----------
   Net Fixed Assets                                                    4,753,671       5,277,597
                                                                    ------------      ----------

Other assets                                                             425,249         314,837
                                                                    ------------      ----------

Total Assets                                                        $  9,178,187      $8,774,323
                                                                    ============      ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities:
--------------------
Loans Payable (note 4)                                              $    368,024      $1,704,000
Notes payable - current maturity                                          38,145          38,824
Obligations under capital leases - current maturity                      198,788         231,039
Accounts payable                                                       2,452,956       1,290,890
Accrued liabilities                                                    1,045,413         766,741
                                                                    ------------      ----------
     Total Current Liabilities                                         4,103,326       4,031,494
                                                                    ------------      ----------

Long Term Liabilities:
----------------------
Loans Payable (note 4)                                                 1,923,643               0
Notes payable                                                             25,227          32,521
Obligations under capital lease                                          166,270         200,228
Subordinated convertible debt                                          1,095,000       1,095,000
Deferred income taxes payable                                             45,000          45,000
                                                                    ------------      ----------
     Total Long Term Liabilities                                       3,255,140       1,372,749
                                                                    ------------      ----------

     Total Liabilities                                                 7,358,466       5,404,243
                                                                    ------------      ----------

STOCKHOLDERS' EQUITY
--------------------
Common stock $.01 par; authorized 10,000,000 shares,
 issued and outstanding 6,705,230 shares                                  67,052          67,052
Additional paid-in capital                                             3,068,255       3,068,255
Retained earnings                                                     (1,315,586)        234,773
                                                                    ------------      ----------
     Total Stockholders' Equity                                        1,819,721       3,370,080
                                                                    ------------      ----------

Total Liabilities and Stockholders' Equity                          $  9,178,187      $8,774,323
                                                                    ============      ==========

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                                     For the Three Months Ended
                                                                                March 31
                                                                     -----------------------------
                                                                         1996            1995
                                                                     (Unaudited)       (Unaudited)
                                                                    ------------      ------------
Revenues                                                            $  3,558,630       $1,604,737
                                                                    ------------       ----------
Cost and expenses:

    Cost of operations                                                 3,805,613        1,112,906
    Selling, general and administrative expenses                       1,213,764          424,420
                                                                    ------------       ----------

          Total costs and expenses                                     5,019,377        1,537,326
                                                                    ------------       ----------

Operating (loss) income                                               (1,460,747)          67,411

Interest expense                                                          89,612           31,216
                                                                    ------------       ----------

(Loss) income before taxes                                            (1,550,359)          36,195

Income tax provision  (note 5)                                                 0           11,500
                                                                    ------------       ----------

Net (loss) income                                                     (1,550,359)          24,695

Retained Earnings-January 1                                              234,773          567,139
                                                                    ------------       ----------

Retained Earnings-March 31                                          $ (1,315,586)      $  591,834
                                                                    ============       ==========

(Loss) earnings per share :                                         $      (0.23)      $     0.00
                                                                    ============       ==========

Average number of shares outstanding                                   6,705,230        6,705,230
                                                                    ============       ==========

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                      For the Three Months Ended
                                                                                March 31
                                                                    ------------------------------
                                                                         1996             1995
                                                                    ------------      ------------
                                                                     (Unaudited)      (Unaudited)
Cash flows from operating activities:
-------------------------------------
Net (loss) income                                                   $ (1,550,359)      $   24,695
                                                                    ------------       ----------
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
     Depreciation and amortization                                       557,246          115,587
     Deferred income taxes                                                     0           (4,000)
     Net changes in assets and liabilities:
           Accounts receivable - net                                  (1,240,597)         (46,326)
           Laboratory supplies                                             1,262             (778)
           Prepaid expenses and other current assets                     132,914           60,976
           Other assets                                                 (110,412)         (33,267)
           Accounts payable                                            1,162,066          (76,231)
           Accrued liablilities                                          278,672           69,086
                                                                    ------------       ----------

Total adjustments                                                        781,151           85,047
                                                                    ------------       ----------

Net cash (used) provided by operating activities                        (769,208)         109,742
                                                                    ------------       ----------
Cash flows (used) for investing activities:
-------------------------------------------
     Acquisition of equipment                                            (33,320)          (3,206)
                                                                    ------------       ----------

Cash flows provided (used) by financing activities:
---------------------------------------------------
     Proceeds of bank borrowings                                         596,000                0
     Repayments of bank borrowings                                        (8,333)               0
     Repayments of notes payable                                          (7,973)         (12,533)
     Repayments of capitalized lease obligations                         (66,209)          (6,633)
                                                                    ------------       ----------

Net cash provided (used) by financing activities                         513,485          (19,166)
                                                                    ------------       ----------
Net (decrease) increase in cash                                         (289,043)          87,370

Cash at beginning of period                                              426,631          561,323
                                                                    ------------       ----------

Cash at end of period                                               $    137,588       $  648,693
                                                                    ============       ==========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
     Interest payments                                              $     55,321       $   31,216
                                                                    ============       ==========

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 1996  AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (AUDITED)


NOTE 1.   COMPANY'S OPINION ON UNAUDITED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all ordinary and necessary adjustments to present fairly the balance sheet as of March 31, 1996, and the related statements of operations and cash flows for each of the three month periods ended March 31, 1996 and March 31, 1995. The balance sheet as of December 31, 1995, is audited.

The statements of operations for the periods ended March 31, 1996 and March 31, 1995 are not necessarily indicative of the results for the entire year.


NOTE 2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements at March 31, 1996, include the effects of the Company's wholly owned subsidiaries, NEI of Pennsylvania, Inc. and NEI/GTEL Environmental Laboratories, Inc., since August 5, 1995 and December 31, 1995, respectively. The statement of operations for the three month period ended March 31, 1995, does not reflect the results of operations of these acquisitions discussed in Note 3 below, as they were acquired subsequent to March 31, 1995.


NOTE 3.   ACQUISITIONS

On July 17, 1995, the Company organized NEI of Pennsylvania, Inc., a Delaware corporation ("NEIPA"), as a wholly owned subsidiary to acquire and operate a
testing laboratory in Norristown, Pennsylvania.   Effective August 5, 1995,
NEIPA acquired from BCM Engineers, Inc., a wholly owned subsidiary of Smith Environmental Technologies Corporation ("Smith"), certain assets comprising an environmental testing laboratory in Norristown, Pennsylvania.

Effective December 31, 1995, the Company organized NEI/GTEL Environmental Laboratories, Inc., a Delaware corporation ("NEI/GTEL"), as a wholly owned subsidiary of the Company, to acquire the business and substantially all of the assets of GTEL Environmental Laboratories, Inc. ("GTEL"), a subsidiary of Groundwater Technologies, Inc. In exchange for the assets acquired plus closing costs, NEI/GTEL paid $ 3,200,000 in a combination of cash, assumption of liabilities and the issuance of a secured convertible note in the amount of approximately $ 1,100,000. NEI/GTEL, as part of the transaction, hired all of the active employees of GTEL. NEI/GTEL also entered into a long term lease for the use of the GTEL Wichita, Kansas facility and assignment and assumption agreements for the leases of GTEL facilities in Tampa, Florida and Milford, New Hampshire.

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 1996  AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (AUDITED)



NOTE 4.   SUBSEQUENT EVENT

On April 23, 1996, the Company executed a loan and security agreement with a finance company, which replaces the Company's July 1995, $ 2,000,000 line of credit agreement with a different financial institution. The new agreement is for a three year term with $ 7,000,000 maximum borrowing which includes a $ 2,606,000 sublimit for equipment financing. Additional advances under agreement are limited to no more than 80 % of eligible accounts receivable, as defined.

The initial advance for equipment was $ 1,840,120. The agreement provides for an additional $ 766,000 for equipment purchases during the term of the agreement. All advances for equipment will be amortized in sixty consecutive monthly installments until the expiration of the agreement when all unpaid amounts will become payable.

Interest on the aforementioned advances is payable at 1 3/4 % to 2 % above the prime rate. If the agreement is canceled by the Company, it will be required to pay a termination fee of 3 % of the line during the first year, and 2 % thereafter. The agreement will be collateralized by substantially all the assets of the Company.

As a result of this agreement, the Company has reclassified $ 1,923,643 of short term loans to long term liabilities, in accordance with Financial Accounting Standards Board, Statement No. 6.


NOTE 5.   INCOME TAXES

The Company does not have any net operating loss carryback for income tax purposes. As a result of its loss incurred during the three months ended March 31, 1996, the Company has net operating loss carryforwards for income tax purposes which will be used to reduce future taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated revenues for the three months ended March 31, 1996 totaled $3,558,630 which were $ 1,953,893 higher than the $ 1,604,737 for the corresponding period last year. The Company's newly acquired subsidiaries accounted for $ 2,836,395 of this increase which was partially reduced by lower revenues from the Company's existing operations. During the three months ended March 31, 1996, the Company's revenue from operations existing in March, 1995 were $ 722,235, which was $ 882,502, or 55 % lower than the comparable period last year.

Revenues for the Company's existing operations were reduced during the three months ended March 31, 1996, for several reasons. During January and February, 1996, the Company's revenues were adversely affected by the federal budget impasse and subsequent government shutdowns. Scheduled work from the Environmental Protection Agency, Department of Defense and Department of Energy, was substantially curtailed. The federal budget impasse has now been resolved and the governmental work is starting to increase. Compounding the federal budget problem, the severe weather conditions in January and early February, 1996 prevented customers from obtaining and delivering samples of soil and water for testing purposes. Furthermore, the Company competes in a very competitive industry which management believes can be characterized as having excess capacity and aggressive price competition.

The Company believes that revenues in the three months ending June 30, 1996, will be substantially higher than during the three months ended March 31, 1996. Despite the aforementioned problems, the Company's backlog of orders in house to be processed at April 30, 1996 was $ 960,000, an increase of $ 571,000 as compared to April 30, 1995. Additionally, the Company has entered into contracts to provide, upon request of several clients, laboratory services having a potential value of up to $ 9,100,000 at fixed prices which are to be completed during 1996. The actual dollar amount of laboratory services to be performed pursuant to these contracts cannot be accurately predicted at the present time, and accordingly, has not been included in the backlog computation.

Cost of operations for the three months ended March 31, 1996 totaled $3,805,613 or 106.9 % of revenues. This was an increase in cost of operations of $ 2,692,707 from the comparable period last year, of which the newly acquired subsidiaries accounted for $ 2,765,740. The Company's cost of operations for operations which existed in March, 1995, totaled $ 1,039,873. This cost of operations was $ 73,033 lower than last year, but was 142.9 % of revenues, as compared to 69.4 % of revenues for the comparable period last year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

During January and February, 1996, management took actions to reduce its cost of operations to reflect the lower testing volumes being performed at its facilities. Unfortunately, the Company was unable to adequately reduce costs, particularly for personnel required for performing analytical tests while maintaining and retaining the necessary federal and state certifications for its services. The Company's cost of operations for the three months ended March 31, 1996, were also negatively impacted by its newly acquired operations, particularly due to higher depreciation.

By the end of March, 1996, the demand for testing services had increased significantly over the levels of January, and as a result, management believes that its cost of operations, as a percentage of revenues, returned to the levels experienced for the three months ended March 31, 1995. Management believes that it will not incur substantially higher cost of operations during the three months ending June 30, 1996.

Consolidated selling, general and administrative expenses were $ 1,213,764, or 34.1% of revenues, an increase of $ 789,344 from the comparable period last year. The newly acquired subsidiaries accounted for $ 683,304 of this variance, while the Company's other operations accounted for $ 106,040. This increase was primarily due to the write off of accounts receivable, which was partially offset by lower payroll expenses.

The consolidated pre-tax loss for the three months ended March 31, 1996 was $ 1,550,359. The newly acquired subsidiaries sustained a loss of $ 812,452, while the Company's existing operations sustained a loss of $ 737,607. The consolidated net loss for the three months ended March 31, 1996, was $ 1,550,359 compared to a profit of $ 24,695 during the comparable period in 1995. The Company has no credit for income tax purposes as the Company has no net operating loss carryback available for federal income tax purposes. However, as a result of its loss incurred during the three months ended March 31, 1996, the Company has net operating loss carrforwards for tax purposes which will be used to reduce future taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

The Company's operations for the three months ended March 31, 1996 used net cash of $ 769,208 as compared to net cash provided of $ 109,742 in the corresponding period one year ago. The increase in cash used of $ 878,950 was primarily due to the net loss incurred during the three months ended March 31, 1996, compared to a net income during the comparable period in 1995, and a substantial increase in accounts receivable during the three months in 1996, which were partially offset by the increase in accounts payable and accrued expenses in 1996. The increase in accounts receivable and accounts payable resulted principally from the NEI/GTEL operations.


CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES

The net cash provided by financing activities of $ 513,485 was $ 532,651 higher during the three months ended March 31, 1996 than during the comparable period in 1995. This increase in financing resulted from increased bank borrowings principally related to the NEI/GTEL acquisition.

As a result of the financing agreement signed on April 23, 1996 with a finance company, the Company, as of May 15, 1996, has the capacity to borrow approximately $ 3,950,000 of which the Company has borrowed approximately
$ 3,000,000. Management believes its financing agreement and expected improvement in operations will be sufficient to satisfy its cash requirements.


MATERIAL COMMITMENTS

The Company had no material commitments for capital expenditures.

                                   PART II

                              OTHER INFORMATION


Item 1.  Legal Proceedings.

         No change from prior filings.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults in Senior Securities.

         None.

Item 4.  Submission of Matters to a Votes Of Security Holders.

         None.

Item 5.  Other Information.

         See Notes to the financial statements.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

10.1 Loan and Security Agreement dated April 22, 1996 between Nytest Environmental Inc. NEI/GTEL Environmental Laboratories, Inc., NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc.

10.2 Term Note dated April 22, 1996 in the amount of $1,840,120 due from Nyatest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. to The CIT Group/Credit Finance, Inc.

10.3 General Intangibles Mortgage and Security Agreement dated April 22, 1996 between Nytest Environmental Inc. and The CIT Group/Credit Finance, Inc.

10.4 Cross Corporate Guaranty of Nytest Environmental Inc. to The CIT Group/Credit Finance, Inc. dated April 22, 1996.

10.5 Cross Corporate Guaranty of NEI/GTEL Environmental Laboratories, Inc., to The CIT Group/Credit Finance, Inc. dated April 22, 1996.

10.6 Cross Corporate Guaranty of NEI of Pennsylvania, Inc. to The CIT Group/Credit Finance, Inc. dated April 22, 1996.

10.7 Subordination and Intercreditor Agreement dated April 22, 1996 among GTEL Environmental Laboratories, Inc., Nytest Environmental Inc. and NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc.

10.8 Subordination and Intercreditor Agreement among State Bank of Long Island, GTEL Environmental Laboratories, Inc., Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc.

10.9 Letter Agreement dated April 22, 1996 re: Permitted Rent among Groundwater Technology, Inc., Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc.

27       Financial Data Schedule

         (b)  Form of 8-K

              Form 8-K dated December 31, 1995.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NYTEST ENVIRONMENTAL INC.
                                      Registrant

Date:  May 20, 1996                   By: /s/  John Gaspari
                                           -----------------------------
                                               John Gaspari
                                               CEO

Dated: May 20, 1996                   By: /s/  Elliot Laitman
                                           -----------------------------
                                               Elliot Laitman
                                               CFO

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.                           Description
-------                         -----------

 10.1 Loan and Security Agreement dated April 22, 1996 between Nytest Environmental Inc. NEI/GTEL Environmental Laboratories, Inc., NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc.

 10.2 Term Note dated April 22, 1996 in the amount of $1,840,120 due from Nyatest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. to The CIT Group/Credit Finance, Inc.

 10.3 General Intangibles Mortgage and Security Agreement dated April 22, 1996 between Nytest Environmental Inc. and The CIT Group/Credit Finance, Inc.

 10.4 Cross Corporate Guaranty of Nytest Environmental Inc. to The CIT Group/Credit Finance, Inc. dated April 22, 1996.

 10.5 Cross Corporate Guaranty of NEI/GTEL Environmental Laboratories, Inc., to The CIT Group/Credit Finance, Inc. dated April 22, 1996.

 10.6 Cross Corporate Guaranty of NEI of Pennsylvania, Inc. to The CIT Group/Credit Finance, Inc. dated April 22, 1996.

 10.7 Subordination and Intercreditor Agreement dated April 22, 1996 among GTEL Environmental Laboratories, Inc., Nytest Environmental Inc. and NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc.

 10.8 Subordination and Intercreditor Agreement among State Bank of Long Island, GTEL Environmental Laboratories, Inc., Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc.

 10.9 Letter Agreement dated April 22, 1996 re: Permitted Rent among Groundwater Technology, Inc., Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc.


 27      Financial Data Schedule