Form 10QSB
period 1996-06-30
NYTEST ENVIRONMENTAL INC
filed 1996-08-14
CIK 766823

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 1996

[ ]     Transition report pursuant to Section 13 of 15 (d) of the
        Securities Exchange Act of 1934

For the transition period from                    to
                               ------------------    ------------------

Commission File No. 0-15241
                    -------

                            NYTEST ENVIRONMENTAL INC.
- - - --------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


            DELAWARE                                             11-2725582
- - - -------------------------------                           ----------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation of organization)                            Identification Number)

60 Seaview Boulevard, Port Washington, New York                      11050
- - - -----------------------------------------------           ----------------------
(Address of principal executive offices)                           (Zip Code)

                                 (516) 625-5500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and ( 2 ) has been subject to such filing requirements for the past 90 days.


                  YES    X                   NO
                      -------                   -------


As of March 31, 1996, the Issuer had 6,705,230 shares outstanding of its $ .01 par value common stock.


Page   1   of    13   pages.
    -------   -------

                                     PART I


                              FINANCIAL INFORMATION




ITEM  1.          FINANCIAL STATEMENTS

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                            June 30,         December 31,
                                                              1996              1995
                                                              ----              ----
                      ASSETS                               (Unaudited)        (Audited)
Current Assets:
Cash                                                       $    59,582        $  426,631
Accounts receivable, less allowance for doubtful
accounts of $115,474 - 1996 and $52,941 - 1995               4,182,624         2,249,044
Inventories - Laboratory supplies, at cost                      62,895            63,468
Prepaid expenses and other current assets                      514,616           420,746
Deferred taxes                                                  22,000            22,000
                                                           -----------        ----------
   Total Current Assets                                      4,841,717         3,181,889
                                                           -----------        ----------

Fixed Assets:
Plant and Equipment, at cost                                 8,478,975         8,413,002
   Less: Accumulated depreciation                            4,083,254         3,135,405
                                                           -----------        ----------
   Net Fixed Assets                                          4,395,721         5,277,597
                                                           -----------        ----------

Other assets                                                   521,189           314,837
                                                           -----------        ----------

Total Assets                                               $ 9,758,627        $8,774,323
                                                           ===========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Loans Payable                                              $ 2,148,844        $1,704,000
Notes payable - current maturity                                32,933            38,824
Obligations under capital leases - current maturity            159,628           231,039
Accounts payable                                             2,218,127         1,290,890
Accrued liabilities                                          1,249,306           766,741
Accrued estimated laboratory closing costs (note 5)            296,257                 0
                                                           -----------        ----------
     Total Current Liabilities                               6,105,095         4,031,494
                                                           -----------        ----------

Long Term Liabilities:
Loans Payable                                                1,410,754                 0
Notes payable                                                   17,808            32,521
Obligations under capital lease                                140,683           200,228
Subordinated convertible debt                                1,095,000         1,095,000
Deferred income taxes payable                                   45,000            45,000
Accrued estimated laboratory closing costs (note 5)            503,743                 0
                                                           -----------        ----------
     Total Long Term Liabilities                             3,212,988         1,372,749
                                                           -----------        ----------

     Total Liabilities                                       9,318,083         5,404,243
                                                           -----------        ----------

STOCKHOLDERS' EQUITY
Common stock $.01 par; authorized 10,000,000 shares,
 issued and outstanding 6,705,230 shares                        67,052            67,052
Additional paid-in capital                                   3,068,255         3,068,255
Retained earnings                                           (2,694,763)          234,773
                                                           -----------        ----------
     Total Stockholders' Equity                                440,544         3,370,080
                                                           -----------        ----------

Total Liabilities and Stockholders' Equity                 $ 9,758,627        $8,774,323
                                                           ===========        ==========

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                          For the Six Months Ended
                                                                  June 30
                                                                  -------
                                                          1996               1995
                                                          ----               ----
                                                       (Unaudited)        (Unaudited)
Revenues                                               $ 8,027,931        $3,098,548
                                                       -----------        ----------

Cost and expenses:

    Cost of operations                                   7,504,298         2,156,405
    Selling, general and administrative expenses         2,470,610           813,880
    Estimated Laboratory Closing Costs (note 5)            800,000                 0
                                                       -----------        ----------

          Total costs and expenses                      10,774,908         2,970,285
                                                       -----------        ----------

Operating (loss) income                                 (2,746,977)          128,263

Interest expense                                           182,559            63,647
                                                       -----------        ----------

(Loss) income before taxes                              (2,929,536)           64,616

Income tax provision  (note 6)                                   0            20,500
                                                       -----------        ----------

Net (loss) income                                       (2,929,536)           44,116

Retained Earnings-January 1                                234,773           567,139
                                                       -----------        ----------

Retained Earnings-June 30                              $(2,694,763)       $  611,255
                                                       ===========        ==========


(Loss) earnings per share:                             $     (0.44)       $     0.01
                                                       ===========        ==========


Average number of shares outstanding                     6,705,230         6,705,230
                                                       ===========        ==========

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS


                                                         For the Three Months Ended
                                                                  June 30
                                                                  -------
                                                          1996               1995
                                                          ----               ----
                                                       (Unaudited)        (Unaudited)
Revenues                                               $ 4,469,301        $1,493,811
                                                       -----------        ----------

Cost and expenses:

    Cost of operations                                   3,698,685         1,043,498
    Selling, general and administrative expenses         1,256,846           389,460
    Estimated Laboratory Closing Costs (note 5)            800,000                 0
                                                       -----------        ----------

          Total costs and expenses                       5,755,531         1,432,958
                                                       -----------        ----------

Operating (loss) income                                 (1,286,230)           60,853

Interest expense                                            92,947            32,432
                                                       -----------        ----------

(Loss) income before taxes                              (1,379,177)           28,421

Income tax provision  (note 6)                                   0             9,000
                                                       -----------        ----------

Net (loss) income                                       (1,379,177)           19,421

Retained Earnings-March 31                              (1,315,586)          591,834
                                                       -----------        ----------

Retained Earnings-June 30                              $(2,694,763)       $  611,255
                                                       ===========        ==========


(Loss) earnings per share :                            $     (0.21)       $     0.00
                                                       ===========        ==========


Average number of shares outstanding                     6,705,230         6,705,230
                                                       ===========        ==========

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                   For the Six Months Ended
                                                                           June 30
                                                                           -------
                                                                   1996               1995
                                                                   ----               ----
                                                                (Unaudited)        (Unaudited)
Cash flows from operating activities:

Net (loss) income                                               $(2,929,536)       $  44,116
                                                                -----------        ---------

Adjustments to reconcile net (loss)income to
net cash provided (used) by operating activities:
     Depreciation and amortization                                  947,849          235,981
     Deferred income taxes                                                0           (4,000)
     Net changes in assets and liabilities:
           Accounts receivable - net                             (1,933,580)         288,609
           Laboratory supplies                                          573           (4,778)
           Prepaid expenses and other current assets                (93,870)         (75,206)
           Other assets                                            (206,352)         (13,966)
           Accounts payable                                         927,237          108,667
           Accrued liablilities                                     482,565           58,092
           Accrued estimated laboratory closing costs               800,000                0
                                                                -----------        ---------

Total adjustments                                                   924,422          593,399
                                                                -----------        ---------

Net cash (used) provided by operating activities                 (2,005,114)         637,515
                                                                -----------        ---------

Cash flows (used) for investing activities:
     Acquisition of equipment                                       (65,973)         (27,253)
                                                                -----------        ---------

Cash flows provided (used) by financing activities:
     Proceeds of bank borrowings                                  6,862,704                0
     Repayments of bank borrowings                               (5,007,106)        (200,000)
     Repayments of notes payable                                    (20,604)         (25,311)
     Repayments of capitalized lease obligations                   (130,956)         (19,641)
                                                                -----------        ---------

Net cash provided (used) by financing activities                  1,704,038         (244,952)
                                                                -----------        ---------

Net (decrease) increase in cash                                    (367,049)         365,310

Cash at beginning of period                                         426,631          561,323
                                                                -----------        ---------

Cash at end of period                                           $    59,582        $ 926,633
                                                                ===========        =========


Supplemental Disclosure of Cash Flow Information:
     Interest payments                                          $   139,261        $  51,647
                                                                ===========        =========

Supplemental Disclosure of Non-Cash Financing Activities:
     Assets acquired under capital leases                       $         0        $ 163,000
                                                                ===========        =========

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 1996 AND 1995 (UNAUDITED)
                         AND DECEMBER 31, 1995 (AUDITED)



NOTE 1.  COMPANY'S OPINION ON UNAUDITED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all ordinary and necessary adjustments to present fairly the balance sheet as of June 30, 1996, and the related statements of operations and cash flows for each of the six month periods ended June 30, 1996 and June 30, 1995, and the related statements of operations for each of the three month periods ended June 30, 1996 and June 30, 1995. The balance sheet as of December 31, 1995, is audited.

The statements of operations for the periods ended June 30, 1996 and June 30, 1995 are not necessarily indicative of the results for the entire year.

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements at June 30, 1996, include the effects of the Company's wholly owned subsidiaries, NEI of Pennsylvania, Inc. and NEI/GTEL Environmental Laboratories, Inc., since August 5, 1995 and December 31, 1995, respectively. The statement of operations for the three and six month periods ended June 30, 1995, does not reflect the results of operations of these acquisitions discussed in Note 3 below, as they were acquired subsequent to June 30, 1995.

NOTE 3.  ACQUISITIONS

On July 17, 1995, the Company organized NEI of Pennsylvania, Inc., a Delaware corporation ("NEIPA"), as a wholly owned subsidiary to acquire and operate a testing laboratory in Norristown, Pennsylvania. Effective August 5, 1995, NEIPA acquired from BCM Engineers, Inc., a wholly owned subsidiary of Smith Environmental Technologies Corporation ("Smith"), certain assets comprising an environmental testing laboratory in Norristown, Pennsylvania. The Company is planning to cease the operations in Norristown, Pennsylvania on September 1, 1996 (Note 5).

Effective December 31, 1995, the Company organized NEI/GTEL Environmental Laboratories, Inc., a Delaware corporation ("NEI/GTEL"), as a wholly owned subsidiary of the Company, to acquire the business and substantially all of the assets of GTEL Environmental Laboratories, Inc. ("GTEL"), a subsidiary of Groundwater Technologies, Inc. In exchange for the assets acquired plus closing costs, NEI/GTEL paid $ 3,200,000 in a combination of cash, assumption of liabilities and the issuance of a secured convertible note in the amount of $1,095,000. NEI/GTEL, as part of the transaction, hired all of the active employees of GTEL. NEI/GTEL also entered into a long term lease for the use of the GTEL Wichita, Kansas facility and assignment and assumption agreements for the leases of GTEL facilities in Tampa, Florida and Milford, New Hampshire.

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 1996 AND 1995 (UNAUDITED)
                         AND DECEMBER 31, 1995 (AUDITED)


NOTE 4.  LINE OF CREDIT

On April 23, 1996, the Company executed a loan and security agreement with a finance company, which replaced the Company's July 1995, $ 2,000,000 line of credit agreement with a different financial institution. The new agreement is for a three year term with $ 7,000,000 maximum borrowing which includes a $2,606,000 sublimit for equipment financing. Additional advances under agreement are limited to no more than 80 % of eligible accounts receivable, as defined.

The initial advance for equipment was $ 1,840,120. The agreement provides for an additional $ 766,000 for equipment purchases during the term of the agreement. All advances for equipment are being amortized in sixty consecutive monthly installments until the expiration of the agreement when all unpaid amounts will become payable.

Interest is payable at 1 3/4 % to 2 % above the prime rate. If the agreement is canceled by the Company, it will be required to pay a termination fee of 3% of the line during the first year, and 2 % thereafter. The advances are collateralized by substantially all the assets of the Company.

NOTE 5.  CLOSING OF NORRISTOWN, PENNSYLVANIA LABORATORY

During June 1996, the Company began formulating plans on the closing of its laboratory in Norristown, Pennsylvania. On August 6, 1996, the Company's Board of Directors approved the closing, and it was decided that the Norristown, Pennsylvania laboratory would cease operations on September 1, 1996. This decision was predicated on the continued losses sustained at that laboratory due to the substantial slowdown in revenue and testing requirements from the facilities principal customer, Smith Environmental Technologies Corporation, and the continued infusion of management's time and resources.

As a result of this decision, the June 30, 1996 financial statements reflects an accrual for estimated laboratory closing costs totaling $ 800,000. These estimated closing costs are comprised primarily of rent and related occupancy costs to the end of the lease obligation dated February, 2000.

NOTE 6.  INCOME TAXES

The Company does not have any net operating loss carryback for income tax purposes. As a result of its loss incurred during the six months ended June 30, 1996, the Company has net operating loss carryforwards for income tax purposes which will be used to reduce future taxable income. The benefits of the net operating loss carryforwards have not been recognized as the Company has recorded a valuation on allowance equal to such benefit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated revenues for the six months ended June 30, 1996 totaled $ 8,027,931 which were $ 4,929,383 higher than the $ 3,098,548 for the corresponding period last year. The Company's newly acquired subsidiaries accounted for $ 5,830,377 of this increase which was partially reduced by lower revenues from the Company's existing operations. During the three months ended June 30, 1996, the Company's revenue totaled $ 4,469,301, of which the Company's newly acquired subsidiaries accounted for $ 2,993,982, while the revenues of the existing operations approximated prior year levels. Overall, the current market conditions are still being characterized as having excess capacity and very aggressive price competition. Management believes that the Company processed more sample volumes at its facilities during the 1996 periods than during the comparable periods last year, although the results were lower revenue.

Consolidated revenues for the three months ended June 30, 1996, increased by $910,671, or 26%, from the three months ended March 31, 1996. The newly acquired subsidiaries accounted for $ 157,587 of this increase, while the Company's existing operations increased by $ 753,084. This revenue increase of the Company's existing operations was primarily due to the resolution of the federal budget impasse and related U.S. government shutdowns. The Company's backlog of orders to be processed at July 31, 1996 was $ 1,051,000, an increase of $ 538,000 as compared to July 31, 1995. The Company has entered into contracts to provide, upon request of several clients, laboratory services having a potential value of up to $ 6,500,000 at fixed prices which are to be completed during 1996. The actual dollar amount of laboratory services to be performed pursuant to these contracts cannot be accurately predicted at the present time, and accordingly, has not been included in the backlog computation.

Cost of operations for the six months ended June 30, 1996 totaled $ 7,504,298 or 93 % of revenues. This was an increase in cost of operations of $ 5,347,893 from the comparable period last year, of which the newly acquired subsidiaries accounted for $ 5,425,337. The Company's cost of operations for operations which existed in June, 1995, was $ 77,444 lower than the comparable period last year, but was 95% of revenues as compared to 70% of revenues for the comparable period last year, principally as a result of lower revenues. Management has implemented plans to reduce its costs of operations, however the increase in the costs as a percentage of revenues was due to limited ability to adequately reduce costs for personnel required to perform analytical tests while maintaining and retaining necessary federal and state certifications for its services. However, the Company will close it's Norristown, Pennsylvania laboratory which will substantially reduce it's ongoing losses, particularly if it can dispose of the facility located in Norristown, Pennsylvania. For the three months ended June 30, 1996 cost of operations totaled $ 3,698,685 or 83% of revenues. This was an increase of $2,655,187, of which the newly acquired subsidiaries accounted for $ 2,659,597. The Company's cost of operations for the three months ended June 30, 1996, for operations which existed in June, 1995, totaled $ 1,039,088, or 70% of revenues, as compared to 143% of revenues for the period ended March 31, 1996. This favorable variance in the three month period was due to the continued efforts of management to reduce labor and convert fixed expenses to variable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Consolidated selling, general and administrative expenses for the six months ended June 30, 1996, totaled $ 2,470,610, which was $ 1,656,730 higher than the comparable period last year. The Company's newly acquired subsidiaries accounted for $ 1,394,291 of this increase. Consolidated selling, general and administrative expenses for the three months ended June 30, 1996, totaled $1,256,846, which was $ 867,386 higher than the comparable period last year. The Company's newly acquired subsidiaries accounted for $ 710,987 of this increase. The increase in selling, general and administrative expenses of $ 262,439 for the six month period ended June 30, 1996, and $ 156,399 for the three month period ended June 30, 1996, for the Company's existing operations was primarily due to higher bad debt expense coupled with administrative expenses incurred as a result of the newly acquired NEI/GTEL subsidiaries.

The consolidated pre-tax loss for the six months ended June 30, 1996 totaled $2,929,536, of which $ 800,000 represents the estimated laboratory closing costs accrual. The newly acquired subsidiaries incurred a loss of $ 1,800,087, of which $ 800,000 represents the estimated laboratory closing costs accrual. The Company's existing operations incurred a loss of $ 1,129,449. The consolidated pre-tax loss for the three months ended June 30, 1996, was $ 1,407,598 lower than the pre-tax profit of $ 28,421 for the comparable period last year. The newly acquired subsidiaries accounted for $ 987,635 of this variance, of which $800,000 represents the estimated laboratory closing costs accrual, while the Company's existing operations accounted for $ 419,963.


NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

The Company's operations for the six months ended June 30, 1996 used net cash of $ 2,005,114 as compared to net cash provided by operations of $ 637,515 in the corresponding period one year ago. The increase in cash used of $ 2,642,629 was primarily due to the net loss incurred during the six months ended June 30, 1996, and the substantial increase in accounts receivable, partially offset by the increase in accounts payable. The increase in accounts receivable resulted principally from the NEI/GTEL operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES

The net cash provided by financing activities of $ 1,704,038 was $ 1,948,990 higher during the six months ended June 30, 1996 than during the comparable period in 1995. This increase in financing resulted from increased bank borrowings principally related to the NEI/GTEL acquisition.

As a result of the financing agreement signed on April 23, 1996 with a finance company, the Company has the capacity to borrow approximately $ 3,800,000 as of August 13, 1996. As of August 13, 1996, the Company has borrowed approximately $3,550,000. The Company believes its financing agreement will be sufficient to satisfy its cash requirements; however, the Company will also review additional potential external sources of financing.


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


                                        NYTEST ENVIRONMENTAL INC.



                                    By: /s/ John Gaspari
                                        -------------------------------------
                                        John Gaspari
                                        President and Chief Executive Officer



                                    By: /s/ Elliot J. Laitman
                                        -------------------------------------
                                        Elliot J. Laitman
                                        Chief Financial Officer and Treasurer




Dated: August 14, 1996