Form 10QSB
period 1996-09-30
NYTEST ENVIRONMENTAL INC
filed 1996-11-15
CIK 766823

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                  FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 1996

[ ] Transition report pursuant to Section 13 of 15 (d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File No.  0-15241

                            NYTEST ENVIRONMENTAL INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       11-2725582
(State of other jurisdiction of                       (I.R.S. Employer
incorporation of organization)                        Identification Number)

60 Seaview Boulevard, Port Washington, New York                 11050
(Address of principal executive offices)                      (Zip Code)

                                 (516) 625-5500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and ( 2 ) has been subject to such filing requirements for the past 90 days.

               YES           X                  NO

As of September 30, 1996, the Issuer had 6,705,230 shares outstanding of its $ .01 par value common stock.

Page  1  of  13  pages.

                                     PART I

                             FINANCIAL INFORMATION

Item  1.           Financial Statements

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,       December 31,
                                                                    1996               1995
                                                                 -----------        -----------
                                                                 (Unaudited)          (Audited)

                         ASSETS
Current Assets:
Cash                                                             $    37,453        $   426,631
Accounts receivable, less allowance for doubtful
accounts of $111,234 - 1996 and $52,941 - 1995                     4,012,723          2,249,044
Inventories - Laboratory supplies, at cost                            59,970             63,468
Prepaid expenses and other current assets                            398,555            420,746
Deferred taxes                                                        22,000             22,000
                                                                 -----------        -----------
   Total Current Assets                                            4,530,701          3,181,889
                                                                 -----------        -----------

Fixed Assets:
Plant and Equipment, at cost                                       8,495,906          8,413,002
   Less: Accumulated depreciation                                  4,543,916          3,135,405
                                                                 -----------        -----------
   Net Fixed Assets                                                3,951,990          5,277,597
                                                                 -----------        -----------

Other assets                                                         534,950            314,837
                                                                 -----------        -----------

Total Assets                                                     $ 9,017,641        $ 8,774,323
                                                                 ===========        ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable (note 4)                                           $ 2,161,479        $ 1,704,000
Term Loan - current maturity (note 4)                                368,028                  0
Notes payable - current maturity                                      31,444             38,824
Obligations under capital leases - current maturity                  123,488            231,039
Accounts payable                                                   2,294,628          1,290,890
Accrued liabilities                                                  739,495            766,741
Accrued estimated laboratory closing costs (note 5)                  226,800                  0
                                                                 -----------        -----------
     Total Current Liabilities                                     5,945,362          4,031,494
                                                                 -----------        -----------

Long Term Liabilities:
Term Loan (note 4)                                                 1,318,747                  0
Notes payable                                                         10,262             32,521
Obligations under capital lease                                      119,342            200,228
Subordinated convertible debt                                      1,095,000          1,095,000
Deferred income taxes payable                                         45,000             45,000
Accrued estimated laboratory closing costs (note 5)                  456,623                  0
                                                                 -----------        -----------
     Total Long Term Liabilities                                   3,044,974          1,372,749
                                                                 -----------        -----------

     Total Liabilities                                             8,990,336          5,404,243
                                                                 -----------        -----------

STOCKHOLDERS' EQUITY
Common stock $.01 par; authorized 30,000,000 shares,
 authorized 10,000,000 in 1995; issued and
 outstanding 6,705,230 shares                                         67,052             67,052
Additional paid-in capital                                         3,068,255          3,068,255
Retained earnings                                                 (3,108,002)           234,773
                                                                 -----------        -----------
     Total Stockholders' Equity                                       27,305          3,370,080
                                                                 -----------        -----------

Total Liabilities and Stockholders' Equity                       $ 9,017,641        $ 8,774,323
                                                                 ===========        ===========

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                                           For the Nine Months Ended
                                                                 September 30
                                                       --------------------------------
                                                           1996                1995
                                                       ------------        ------------
                                                        (Unaudited)         (Unaudited)

Revenues                                               $ 12,320,728        $  4,619,049
                                                       ------------        ------------

Cost and expenses:

    Cost of operations                                   11,090,942           3,587,375
    Selling, general and administrative expenses          3,438,565           1,233,513
    Estimated Laboratory Closing Costs (note 5)             750,000                   0
                                                       ------------        ------------

          Total costs and expenses                       15,279,507           4,820,888
                                                       ------------        ------------

Operating (loss)                                         (2,958,779)           (201,839)

Interest expense                                            383,996              87,191
                                                       ------------        ------------

(Loss) before taxes                                      (3,342,775)           (289,030)

Income tax provision (benefit)  (note 6)                          0             (70,000)
                                                       ------------        ------------

Net (loss)                                               (3,342,775)           (219,030)

Retained Earnings-January 1                                 234,773             567,139
                                                       ------------        ------------

Retained Earnings-September 30                         $ (3,108,002)       $    348,109
                                                       ============        ============


(Loss) earnings per share :                            $      (0.50)       $      (0.03)
                                                       ============        ============


Average number of shares outstanding                      6,705,230           6,705,230
                                                       ============        ============

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                                         For the Three Months Ended
                                                                September 30
                                                       ------------------------------
                                                          1996               1995
                                                       -----------        -----------
                                                       (Unaudited)        (Unaudited)

Revenues                                               $ 4,292,797        $ 1,520,501
                                                       -----------        -----------

Cost and expenses:

    Cost of operations                                   3,586,644          1,430,970
    Selling, general and administrative expenses           967,955            419,633
    Estimated Laboratory Closing Costs (note 5)            (50,000)                 0
                                                       -----------        -----------

          Total costs and expenses                       4,504,599          1,850,603
                                                       -----------        -----------

Operating (loss)                                          (211,802)          (330,102)

Interest expense                                           201,437             23,544
                                                       -----------        -----------

(Loss) before taxes                                       (413,239)          (353,646)

Income tax provision (benefit)  (note 6)                         0            (90,500)
                                                       -----------        -----------

Net (loss)                                                (413,239)          (263,146)

Retained Earnings-June 30                               (2,694,763)           611,255
                                                       -----------        -----------

Retained Earnings-September 30                         $(3,108,002)       $   348,109
                                                       ===========        ===========


(Loss) earnings per share :                            $     (0.06)       $     (0.04)
                                                       ===========        ===========


Average number of shares outstanding                     6,705,230          6,705,230
                                                       ===========        ===========

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                   For the Nine Months Ended
                                                                          September 30
                                                                ------------------------------
                                                                    1996               1995
                                                                -----------        -----------
                                                                (Unaudited)        (Unaudited)

Cash flows from operating activities:

Net (loss)                                                      $(3,342,775)       $  (219,030)
                                                                -----------        -----------

Adjustments to reconcile net (loss) to
net cash (used) provided by operating activities:
     Depreciation and amortization                                1,408,511            398,286
     Deferred income taxes                                                0            (64,500)
     Net changes in assets and liabilities:
           Accounts receivable - net                             (1,763,679)           192,893
           Laboratory supplies                                        3,498             (6,468)
           Prepaid expenses and other current assets                 22,191            (64,833)
           Other assets                                            (220,113)           (11,893)
           Accounts payable                                       1,003,738             32,277
           Accrued liabilities                                      (27,246)           (29,439)
           Accrued estimated laboratory closing costs               683,423                  0
                                                                -----------        -----------

Total adjustments                                                 1,110,323            446,323
                                                                -----------        -----------

Net cash (used) provided by operating activities                 (2,232,452)           227,293
                                                                -----------        -----------

Cash flows (used) for investing activities:
     Acquisition of equipment                                       (82,904)          (119,314)
                                                                -----------        -----------

Cash flows provided (used) by financing activities:
     Net advances under Loans Payable                               457,479           (196,000)
     Net advances under Term Loan                                 1,686,775                  0
     Repayments of notes payable                                    (29,639)           (38,337)
     Repayments of capitalized lease obligations                   (188,437)           (26,408)
                                                                -----------        -----------

Net cash provided (used) by financing activities                  1,926,178           (260,745)
                                                                -----------        -----------

Net (decrease) in cash                                             (389,178)          (152,766)

Cash at beginning of period                                         426,631            561,323
                                                                -----------        -----------

Cash at end of period                                           $    37,453        $   408,557
                                                                ===========        ===========


Supplemental Disclosure of Cash Flow Information:
     Interest payments                                          $   383,996        $    87,191
                                                                ===========        ===========

Supplemental Disclosure of Non-Cash Financing Activities:
     Assets acquired under capital leases                       $         0        $   478,338
                                                                ===========        ===========

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (AUDITED)


NOTE 1.    COMPANY'S OPINION ON UNAUDITED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all ordinary and necessary adjustments to present fairly the balance sheet as of September 30, 1996, and the related statements of operations and cash flows for each of the nine month periods ended September 30, 1996 and September 30, 1995, and the related statements of operations for each of the three month periods ended September 30, 1996 and September 30, 1995. The balance sheet as of December 31, 1995, is audited.

The statements of operations for the periods ended September 30, 1996 and September 30, 1995 are not necessarily indicative of the results for the entire year.

NOTE 2.    BASIS OF PRESENTATION

The accompanying consolidated financial statements at September 30, 1996, include the effects of the Company's wholly owned subsidiaries, NEI of Pennsylvania, Inc. ("NEIPA") and NEI/GTEL Environmental Laboratories, Inc. ("NEI/GTEL"), since August 5, 1995 and December 31, 1995, respectively. The statement of operations for the three and nine month periods ended September 30, 1995, include the results of the Company's wholly owned subsidiary, NEIPA, which commenced operations on August 5, 1995, and does not include the results of operations of the Company's wholly owned subsidiary, NEI/GTEL, as it was acquired subsequent to September 30, 1995. See Note 3 below.

NOTE 3.    ACQUISITIONS

On July 17, 1995, the Company organized NEI of Pennsylvania, Inc., a Delaware corporation (NEIPA), as a wholly owned subsidiary to acquire and operate a testing laboratory in Norristown, Pennsylvania. Effective August 5, 1995, NEIPA acquired from BCM Engineers, Inc., a wholly owned subsidiary of Smith Environmental Technologies Corporation ("Smith"), certain assets comprising an environmental testing laboratory in Norristown, Pennsylvania. The Company has ceased the operations in Norristown, Pennsylvania on September 1, 1996. See Note 5 below.

Effective December 31, 1995, the Company organized NEI/GTEL Environmental Laboratories, Inc., a Delaware corporation (NEI/GTEL), as a wholly owned subsidiary of the Company, to acquire the business and substantially all of the assets of GTEL Environmental Laboratories, Inc. ("GTEL"), a subsidiary of Groundwater Technologies, Inc. In exchange for the assets acquired plus closing costs, NEI/GTEL paid $3,200,000 in a combination of cash, assumption of liabilities and the issuance of a secured convertible note in the amount of $1,095,000. NEI/GTEL, as part of the transaction, hired all of the active employees of GTEL. NEI/GTEL also entered into a long term lease for the use of the GTEL Wichita, Kansas facility and assignment and assumption agreements for the leases of GTEL facilities in Tampa, Florida and Milford, New Hampshire.

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                        AND DECEMBER 31, 1995 (AUDITED)


NOTE 4.       LOANS PAYABLE

On April 23, 1996, the Company executed a loan and security agreement with a finance company, which replaced the Company's July 1995, $2,000,000 line of credit agreement with a different financial institution. The new agreement is for a three year term with $7,000,000 maximum borrowing which includes a $2,606,000 term loan sublimit for equipment financing. Additional advances under agreement are limited to no more than 80% of eligible accounts receivable, as defined.

The initial advance for equipment financing was $1,840,120. The agreement provides for an additional $766,000 for equipment purchases during the term of the agreement. All advances for equipment are being amortized in sixty consecutive monthly installments until the expiration of the agreement when all unpaid amounts will become payable.

The Company also has short term loan agreements with both Fluor Daniel GTI and the Company's former lender for a total of $700,000. As of September 30, 1996, the balance outstanding for the short term loans was $670,833.

NOTE 5.       CLOSING OF NORRISTOWN, PENNSYLVANIA LABORATORY

On August 6, 1996, the Company's Board of Directors approved the closing of the Norristown, Pennsylvania laboratory. The laboratory ceased operations on September 1, 1996. This decision was predicated on the continued losses sustained at that laboratory due to the substantial slowdown in revenue and testing requirements of the facilities principal customer.

As a result of this decision, the June 30, 1996 financial statements reflected an accrual for estimated laboratory closing costs totaling $800,000. These estimated closing costs are comprised primarily of rent and related occupancy costs to the end of the lease obligation dated February, 2000. During the three months ended September 30, 1996, the Company incurred closing costs of approximately $67,000. Based upon further review of the accrued estimated laboratory closing costs, the financial statements for the three months ended September 30, 1996 include a reduction of $50,000.

NOTE 6.       INCOME TAXES

The Company does not have any net operating loss carryback for income tax purposes. As a result of its loss incurred during the nine months ended September 30, 1996, the Company has net operating loss carryforwards for income tax purposes which will be used to reduce future taxable income. The benefits of the net operating loss carryforwards have not been recognized as the Company has recorded a valuation on allowance equal to such benefit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated revenues for the nine months ended September 30, 1996 totaled $12,320,728 which were $7,701,679 higher than the $4,619,049 for the corresponding period last year. The Company's subsidiary, NEI/GTEL, acquired on December 31, 1995, had revenues of $7,712,742, the Company's subsidiary, NEIPA, acquired on August 5, 1995 and subsequently closed on September 1, 1996, had revenues of $895,178.

For the three months ended September 30, 1996, the Company's revenues totaled $4,292,797, which was $2,772,296 higher than the corresponding period last year. The Company's subsidiary, NEI/GTEL, had revenues of $2,579,709,and the Company's subsidiary, NEIPA, had revenues of $197,834. Overall, the current market conditions are still being characterized as having excess capacity and aggressive price competition. However, Management has undertaken several actions to expand its sales and marketing effort including the hiring of several additional sales and marketing personnel.

Consolidated cost of operations for the nine months ended September 30, 1996 totaled $11,090,942. This was an increase in cost of operations of $7,503,567 from the comparable period last year. The Company's subsidiary, NEI/GTEL, cost of operations were $6,600,121, and the Company's subsidiary, NEIPA, cost of operations were $1,325,525, or 148% of revenue. As a result, on September 1, 1996, the Company ceased operation of the NEIPA subsidiary, to reduce its ongoing losses.

Consolidated cost of operations for the three months ended September 30, 1996 totaled $3,586,644. This was an increase in cost of operations of $2,155,674 from the comparable period last year. The Company's subsidiary, NEI/GTEL, cost of operations were $2,255,626, and the Company's subsidiary, NEIPA, cost of operations were $244,683.

Management has implemented plans to reduce its cost of operations but has had limited success due to the costs incurred for the retention of required personnel to perform analytical tests necessary for federal and state certifications for its services.

Consolidated selling, general and administrative expenses for the nine months ended September 30, 1996, totaled $3,438,565, which was $2,205,052 higher than the comparable period last year. The Company's subsidiary, NEI/GTEL, selling, general and administrative expenses were $1,649,288. The Company's subsidiary, NEIPA, selling, general and administrative expenses were $249,188.

Consolidated selling, general and administrative expenses for the three months ended September 30, 1996, totaled $967,955, which was $548,322 higher than the comparable period last year. The Company's subsidiary, NEI/GTEL, selling, general and administrative expenses were $497,399, and the Company's subsidiary, NEIPA, selling, general and administrative expenses were $6,786.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

The increase in consolidated selling, general and administrative expenses was primarily due to higher bad debt expense, administrative expenses incurred as a result of the NEI/GTEL acquisition, and an increase in sales personnel and related expenses. During the three months ended September 30, 1996, selling, general and administrative expenses for the Company's subsidiary, NEI/GTEL, included a $55,059 reclassification of selling, general and administrative expenses to interest expense. During the three months ended September 30, 1996, selling, general and administrative expenses for the Company's subsidiary, NEIPA, reflected a concession of expenses from Smith.

Consolidated interest expense for the nine months ended September 30, 1996, totaled $383,996. This included $46,000 for the amortization of costs totaling approximately $226,000 incurred as a result of the Company's loan and security agreement executed on April, 23, 1996.

Consolidated interest expense reported for the three months ended September 30, 1996 totaled $201,437, which included $55,059 prior period interest expense from the Company's subsidiary, NEI/GTEL, which had been reclassified from selling, general and administrative expenses. Interest expense incurred during the three months ended September 30, 1996, including the amortization of prepaid cost, was $146,378.

The consolidated pre-tax loss for the nine months ended September 30, 1996 totaled $3,342,775, an increase of $3,053,745 from the comparable period last year. The Company's subsidiary, NEI/GTEL, pre-tax loss was $618,832. The Company's subsidiary, NEIPA, pre-tax loss was $1,439,161, including $750,000 for an accrual of estimated laboratory closing costs.

The consolidated pre-tax loss for the three months ended September 30, 1996, was $413,239 or $59,593 higher than the pre-tax loss of $353,646 for the comparable period last year. The Company's subsidiary, NEI/GTEL, pre-tax loss was $255,481, and the Company's subsidiary, NEIPA, pre-tax loss was $2,425, which included a reduction in the estimated laboratory closing costs accrual of $50,000 in addition to a $129,944 concession of expenses from Smith. This concession of expenses, specifically comprised of rent and related occupancy costs and certain equipment leases, was due to the substantial slowdown in revenue and testing requirements from Smith to the Company's subsidiary, NEIPA. Subsequent to the closing of the Company's subsidiary, NEIPA, there has been discussions with Smith regarding additional concessions which cannot be quantified at this time.

The consolidated pre-tax loss for the three month period ended September 30, 1996 was $965,938 lower than the consolidated pre-tax loss of $1,379,177 for the three month period ended June 30, 1996 which included a provision of $800,000 for estimated laboratory closing costs for the Company's subsidiary, NEIPA, and was $1,137,120 lower than the consolidated pre-tax loss of $1,550,359 for the three month period ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

The Company's operations for the nine months ended September 30, 1996 used net cash of $2,232,452 as compared to net cash provided by operations of $227,293 in the corresponding period one year ago. The increase in cash used of $2,459,745 was primarily due to the net loss incurred during the nine months ended September 30, 1996, and the substantial increase in accounts receivable, partially offset by depreciation, the non cash accrual for the estimated laboratory closing costs of the Norristown, Pennsylvania facility and the increase in accounts payable. The increase in accounts receivable resulted principally from the NEI/GTEL operations.


CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES

The net cash provided by financing activities of $1,926,178 was $2,186,923 higher during the nine months ended September 30, 1996 than during the comparable period in 1995. This increase in financing resulted from increased borrowings principally related to the NEI/GTEL acquisition.


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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     (a)  The Annual Meeting of Stockholders was held on June 25, 1996.

     (b) The following matters were voted upon and the results were as follows:


          (1) The following persons were nominated by management and each were elected to serve as directors until the next Annual Meeting of Stockholders: John Gaspari, James W. Shearard, Anthony P. Towell, Thomas E. Lent, Martin Fleisher, PH.D.

          (2) The Stockholders voted 5,288,053 shares in the affirmative and 351,687 in the negative to amend the Company's Certificate of Incorporation, to increase the number of authorized shares of common stock from 10,000,000 to 30,000,000.

          (3) The stockholders voted 861,686 shares in the affirmative and 371,887 in the negative to amend the Company's existing 1992 Employee Stock Incentive Plan increasing the number of shares of Common Stock available under the plan from 600,000 to 1,500,000.

          (4) The stockholders voted 5,598,944 shares in the affirmative and 40,490 shares in the negative to ratify the selection of Cornick Garber & Sandler, L.L.P. as the Company's auditors for the year ending December 31, 1996.

ITEM 5.  OTHER INFORMATION

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NYTEST ENVIRONMENTAL INC.


                                  By: /s/ John Gaspari
                                      ---------------------------------------
                                        John Gaspari
                                        President and Chief Executive Officer


                                  By: /s/ Elliot J. Laitman
                                      ---------------------------------------
                                        Elliot J. Laitman
                                        Chief Financial Officer and Treasurer



Dated: November 14, 1996