Form 10KSB
period 1996-12-31
NYTEST ENVIRONMENTAL INC
filed 1997-04-15
CIK 766823

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:   December 31, 1996

Commission File Number: 0-15241

                            NYTEST ENVIRONMENTAL INC.
             (Exact Name of Registrant as Specified in its Charter)

                       Delaware                                                 11-2725582
(State or other jurisdiction of incorporation or organization)     (I.R.S Employer Identification No.

        60 Seaview Boulevard, Port Washington, NY                                  11050
        (Address of principal executive offices)                                 (Zip Code)

Registrant's telephone number, including area code:  (516) 625-5500

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      As of April 1, 1997, the aggregate value of the registrant's voting stock held by non-affiliates was approximately $838,153 (computed by multiplying the last reported sale price on April 1, 1997 by the number of shares of common stock held by persons other than officers, directors or by record holders of 10% or more of the registrant's outstanding common stock. This characterization of officers, directors and 10% or more beneficial owners as affiliates is for purposes of computation only and is not an admission for any purposes that such persons are affiliates of the registrant.

      As of April 1, 1997, there were 6,705,230 shares of the registrant's common stock, $.01 par value, issued and outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE:

      Document                                                                        Form 10-KSB Reference
      --------                                                                        ---------------------

Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting (to be
filed in definitive form within 120 days of the Registrant's Fiscal Year End)                 III


                             This is page 1 of
                           Exhibit index on page

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

      In December 1995, NEI/GTEL Environmental Laboratories, Inc. ("NEI /GTEL"), a wholly owned subsidiary of the Company acquired the business and substantially all of the assets of GTEL Environmental Laboratories, Inc. ("GTEL"), a subsidiary of Groundwater Technologies Inc. ("Groundwater"). The assets acquired include equipment, leasehold improvements, customer contracts and other assets relating to the business of GTEL, except for real estate owned in Wichita, Kansas, and certain GTEL assets located in Tempe, Arizona and Concord, California, cash and accounts receivable. NEI/GTEL, as part of the transaction, entered into a long-term lease for the use of the GTEL Wichita facility and assignment and assumption agreements for the leases of GTEL facilities in Tampa, Florida and Milford, New Hampshire. NEI/GTEL also hired all of the active employees of GTEL as of the effective date of the transaction. In exchange for the assets acquired, the NEI/GTEL paid $3.2 million in a combination of cash, assumption of liabilities and the issuance of a secured convertible note in the amount of approximately $1.1 million.

      Effective August 31, 1996, the Company closed the operations of NEI Pennsylvania, Inc. ("NEIP"), a subsidiary which acquired certain assets of BCM Laboratory from BCM Engineers, Inc. as subsidiary of Smith Technologies, Inc. ("Smith") in August 1995. On April 11, 1997, the Company and Smith agreed to terminate facilities and equipment subleases and portions of the purchase agreement pursuant to which Smith had agreed to implement a marketing arrangement for the Company's services.

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

      Upon receipt of the testing samples, the Company prepares the samples and performs one or more of the following tests:

      Gas Chromatograph/Mass Spectrometry ("GC/MS") is utilized to aid in the identification and quantification of toxic chemicals and complex organic mixtures. Prior to the sample being introduced to the GC/MS system, it may be extracted, concentrated and, where required, subjected to clean-up procedures to eliminate extraneous compounds from the sample. The GC/MS testing itself involves a three-step process. First, a test sample is introduced into the gas chromatograph portion of the system which separates the individual chemical compounds. The separated compound then elutes into the mass spectrometer portion of the system where it is bombarded by an electron beam. Each compound gives off a unique mass spectral pattern which is then automatically compared with known mass spectral data from within the system's NIST (National Institute of Science and Technology), NIH (National Institute of Health) and EPA library of spectral patterns. If the system finds a match in its data bank, it calculates the amount present and stores the information for analysis and retrieval. GC/MS is highly complex and the results produced typically require sophisticated analysis and interpretation to accurately identify the compounds present. Interpretation is presently performed in accordance with Data Evaluation as described below.

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

SALES AND MARKETING

      The Company presently markets its services through its sales personnel, and utilizes direct mail, trade exhibitions and promotional literature. The Company's revenues in 1995 were realized from clients in the greater New York and Philadelphia metropolitan regions as well as from the northeast and eastern part of the United States. As part of the Company's acquisition, through NEI/GTEL of assets from Groundwater Technology Inc., the Company acquired operating laboratories in Milford, NH, Tampa, FL and Wichita, KS. The expansion of the Company's laboratory network resulted in revenues from a wider geographic area, although a majority of revenue is still derived from clients located in the Eastern half of the United States.

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

BACKLOG

      As of March 1, 1997, the Company had a backlog of orders it believed to be firm of approximately $384,000 compared to approximately $654,000 as of March
1, 1996. All of the backlog as of March 1, 1997 is expected to be filled during 1997. In addition, the Company has entered into several contracts to provide, upon request of several clients, laboratory services having a potential value of up to $7,000,000 at fixed prices which are to be completed during 1997. The actual dollar amount of laboratory services to be performed pursuant to these contracts can not be accurately predicted at the present time and, accordingly, has not been included in the of backlog above. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

      There are many independent analytical testing laboratories which compete for the environmental and hazardous waste testing business nationwide. The Company believes that the principal competitive factors in the analytical testing of environmental and hazardous waste are customer service, expertise, data accuracy, turn-around time and price.

EMPLOYEES

        As of December 31, 1996, the Company had 172 full time employees. Of these employees 7 were executives, 14 in sales, 138 in technical laboratory activities and 13 were in administrative and support functions. In addition, the Company employs 17 persons on a part-time basis.

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

ITEM 2.  PROPERTIES

      The Company occupies office and laboratory facilities as follows:

                                            Approximate Size
                                            ----------------

            Port Washington, NY             18,600 Sq. Ft. Leased
            Milford, NH                     25,400 Sq. Ft. Leased
            Tampa, FL                       10,000 Sq. Ft. Leased
            Wichita, KS                     16,000 Sq. Ft. Leased

      The leased space has generally been improved to suit the office or laboratory needs of the Company. The Company leases its facility in Wichita, KS from Groundwater Technology, Inc. and recently terminated a sublease with Smith for a facility in Norristown, PA.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Prior to September 27, 1996, the Company's Common Stock was traded in the NASDAQ Stock Markets' SmallCap Stock Market (the "NASDAQ Small-Cap Market"). The common stock is currently traded over-the-counter on the National Association of Securities Dealers, Inc. Automated Quotation Stock Market's Electronic Bulletin Board (the "OTC Bulletin Board") under the symbol "NYTS." The following table sets forth the high and low bid prices of shares of the Company's Common Stock as reported on the NASDAQ Small Cap Market or the OTC Bulletin Board for the calendar period indicated. The information represents inter-dealer quotations, without retail mark-ups, mark-downs or commissions, and does not necessarily represent actual quotations.

                                                 High       Low
                                                 ----       ---

      1996
      ----

      First Quarter                              3/4         1/2
      Second Quarter                             9/16        3/8
      Third Quarter                              9/32        1/8
      Fourth Quarter                             5/16        1/8

      1995
      ----

      First Quarter                             25/64        1/4
      Second Quarter                             7/16        1/4
      Third Quarter                             1-1/2       15/32
      Fourth Quarter                            11/16        3/8


      The number of holders of record of the Company's common stock as of March 21, 1997 was 370.

      No dividends have been paid during the past two years. The Company has no present intention of paying any cash dividends in the foreseeable future and intends to retain future earnings to finance its growth.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

              The Company was not able to complete its financial statements in time to file this form 10-KSB report because the results of the negotiations between the Company and Smith, which were concluded April 11, 1997, will have a material effect on the Company's assets and results of operations.

              In August 1996, the Company reserved the full amount of real estate and equipment leases of approximately $750,000 related to the Company's acquisition of the assets of BCM Laboratories from Smith in 1995 and the discontinuation of these operations in August 1996. The Company and Smith agreed to terminate the leases and release the Company's NEIPA subsidiary from its obligations on April 11, 1997. As a result, the Company will recoup approximately $600,000 of the reserve reducing the Company's net loss for the year ended December 31, 1996 from approximately $3.8 million to $3.2 million. In addition, the Company and Smith agreed to fix a payment schedule for $681,082 of accounts receivable from Smith on or about April 18, 1997. As a result of the resolution of these two matters, the Company anticipates that its stockholder's equity at December 31, 1996 was approximately $150,000 compared to a possible deficit of $(675,000) if this matter was not resolved.

              The foregoing discussion represents management's estimate at the present time and has not been passed upon by the Company's independent auditors. The Company intends to amend the form 10-KSB to include unaudited financial statements and a full discussion of financial condition and results of operations as soon as possible.


ITEM 7.  FINANCIAL STATEMENTS

         See Item 6, above.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to executive officers and directors of the Company will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1996 and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

      Information with respect to executive compensation will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1996 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information with respect to the ownership of the Company's securities by certain persons will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1996 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information with respect to transactions with management and others will be set forth in the Company's definitive proxy statement which is expected to be filed within 120 days of December 31, 1996 and is incorporated herein by reference.

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

      (c) By-laws of Nytest Environmental Inc., as amended through July 15, 1987 (Exhibit 3.2 to the Company Form 10-K Report dated December 31,
            1987)

      (d) Amendment to the Certificate of Incorporation of Nytest Environmental Inc. dated April 7, 1997.

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

      (r) Lease of 4211 West May, Wichita, KS, dated December 31, 1995 (Exhibit 99.6 to the Company's Form 8-K Report dated December 31,
            1995)

      (s) Assignment of Patent Rights dated December 31, 1995 (Exhibit 99.7 to the Company's Form 8-K Report dated December 31, 1995)

      (t) Promissory Note from Nytest Environmental, Inc. to State Bank of Long Island dated July 18, 1995 (Exhibit 10(t) to the Company's Form 10-KSB Report dated December 31, 1995)

      (u) Commercial Security Agreement dated July 18, 1995 between Nytest Environmental Inc. and State Bank of Long Island (Exhibit 10(u) to the Company's Form 10-KSB Report dated December 31, 1995)

      (v)   Promissory Note in the amount of $300,000 from Nytest
            Environmental Inc. to State Bank of Long Island (Exhibit 10(v) to the Company's Form 10-KSB Report dated December 31, 1995)

      (w) Commercial Security Agreement dated February 8 , 1996 between NEIP and State Bank of Long Island (Exhibit 10(w) to the Company's Form 10-KSB Report dated December 31, 1995)

      (x) Loan and Security Agreement dated April 22, 1996 between Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc., NEI of Pennsylvania,

            Inc. and The CIT Group/Credit Finance, Inc. (Exhibit 10.1 to the Company's Form 10-QSB Report dated March 31, 1996)

      (y) Term Note dated April 22, 1996 in the amount of $1,840,120 due from Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. to The CIT Group/Credit Finance, Inc. (Exhibit 10.2 to the Company's Form 10-QSB Report dated March 31, 1996)

      (z) General Intangibles Mortgage and Security Agreement dated April 22, 1996 between Nytest Environmental Inc. and The CIT Group/Credit Finance, Inc. (Exhibit 10.3 to the Company's Form 10-QSB Report dated March 31, 1996)

      (aa) Cross Corporate Guaranty of Nytest Environmental Inc. to The CIT Group/Credit Finance, Inc. dated April 22, 1996. (Exhibit 10.4 to the Company's Form 10-QSB Report dated March 31, 1996)

      (bb) Cross Corporate Guaranty of NEI/GTEL Environmental Laboratories, Inc. to The CIT Group/Credit Finance, Inc. dated April 22, 1996. (Exhibit 10.5 to the Company's Form 10-QSB Report dated March 31,
            1996)

      (cc) Cross Corporate Guaranty of NEI of Pennsylvania, Inc. to The CIT Group/Credit Finance, Inc. dated April 22, 1996. (Exhibit 10.6 to the Company's Form 10-QSB Report dated March 31, 1996)

      (dd) Subordination and Intercreditor Agreement dated April 22, 1996 among GTEL Environmental Laboratories, Inc., Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc. (Exhibit 10.7 to the Company's Form 10-QSB Report dated March 31,
            1996)

      (ee) Subordination and Intercreditor Agreement among State Bank of Long Island, GTEL Environmental Laboratories, Inc., Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc. (Exhibit 10.8 to the Company's Form 10-QSB Report dated March 31,
            1996)

      (ff) Letter Agreement dated April 22, 1996 re: Permitted Rent among Groundwater Technology, Inc., Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc. (Exhibit 10.9 to the Company's Form 10-QSB Report dated March 31, 1996)

      (gg) Termination and Waiver of Claims dated April 11, 1997 between NEI of Pennsylvania, Inc., Nytest Environmental, Inc., BCM Engines, Inc. and Smith Technology Corporation.

(16)  Letter re: change in certifying accountant

      None

(18)  Letter on change in accounting principles

      None


(21)  Subsidiaries of registrant

      NEI of Pennsylvania, Inc. (Del.) 100% owned.
      NEI/GTEL Environmental Laboratories, Inc. (Del.) 100% owned.

(23)  Consents of experts and counsel

      By Amendment.

      (b)   Reports of Form 8-K

       None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                       NYTEST ENVIRONMENTAL INC.

                                       By:   /s/ John Gaspari
                                          ---------------------------------
                                             John Gaspari, President and
Dated: April 15, 1997                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature                        Capacity                               Date
---------                        --------                               ----

/s/ John Gaspari                 President, Chief Executive             April 15, 1997
-----------------------------    Officer and Director
John Gaspari                     (Principal Executive Officer)


/s/ James W. Shearard, Jr.       Vice President - Marketing and         April 15, 1997
-----------------------------    Sales, Secretary and Director
James W. Shearard, Jr.


/s/ Elliot J. Laitman            Treasurer, Chief Financial Officer     April 15, 1997
-----------------------------    (Principal Accounting and
Elliot J. Laitman                Financial Officer)


                                 Director                               April 15, 1997
-----------------------------
Anthony P. Towell


/s/ Thomas E. Lent               Director                               April 15, 1997
-----------------------------
Thomas E. Lent


                                 Director                               April 15, 1997
-----------------------------
Martin Fleisher

                                EXHIBIT INDEX


Item No.                         Description
--------                         -----------


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

      (c) By-laws of Nytest Environmental Inc., as amended through July 15, 1987 (Exhibit 3.2 to the Company Form 10-K Report dated December 31,
            1987)

      (d) Amendment to the Certificate of Incorporation of Nytest Environmental Inc. dated April 7, 1997.

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

                                EXHIBIT INDEX

Item No.                         Description
--------                         -----------

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

                                EXHIBIT INDEX

Item No.                         Description
--------                         -----------


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

      (r) Lease of 4211 West May, Wichita, KS, dated December 31, 1995 (Exhibit 99.6 to the Company's Form 8-K Report dated December 31,
            1995)

      (s) Assignment of Patent Rights dated December 31, 1995 (Exhibit 99.7 to the Company's Form 8-K Report dated December 31, 1995)

      (t) Promissory Note from Nytest Environmental, Inc. to State Bank of Long Island dated July 18, 1995 (Exhibit 10(t) to the Company's Form 10-KSB Report dated December 31, 1995)

      (u) Commercial Security Agreement dated July 18, 1995 between Nytest Environmental Inc. and State Bank of Long Island (Exhibit 10(u) to the Company's Form 10-KSB Report dated December 31, 1995)

      (v)   Promissory Note in the amount of $300,000 from Nytest
            Environmental Inc. to State Bank of Long Island (Exhibit 10(v) to the Company's Form 10-KSB Report dated December 31, 1995)

      (w) Commercial Security Agreement dated February 8 , 1996 between NEIP and State Bank of Long Island (Exhibit 10(w) to the Company's Form 10-KSB Report dated December 31, 1995)

      (x) Loan and Security Agreement dated April 22, 1996 between Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc., NEI of Pennsylvania,

                                EXHIBIT INDEX

Item No.                         Description
--------                         -----------

            Inc. and The CIT Group/Credit Finance, Inc. (Exhibit 10.1 to the Company's Form 10-QSB Report dated March 31, 1996)

      (y) Term Note dated April 22, 1996 in the amount of $1,840,120 due from Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. to The CIT Group/Credit Finance, Inc. (Exhibit 10.2 to the Company's Form 10-QSB Report dated March 31, 1996)

      (z) General Intangibles Mortgage and Security Agreement dated April 22, 1996 between Nytest Environmental Inc. and The CIT Group/Credit Finance, Inc. (Exhibit 10.3 to the Company's Form 10-QSB Report dated March 31, 1996)

      (aa) Cross Corporate Guaranty of Nytest Environmental Inc. to The CIT Group/Credit Finance, Inc. dated April 22, 1996. (Exhibit 10.4 to the Company's Form 10-QSB Report dated March 31, 1996)

      (bb) Cross Corporate Guaranty of NEI/GTEL Environmental Laboratories, Inc. to The CIT Group/Credit Finance, Inc. dated April 22, 1996. (Exhibit 10.5 to the Company's Form 10-QSB Report dated March 31,
            1996)

      (cc) Cross Corporate Guaranty of NEI of Pennsylvania, Inc. to The CIT Group/Credit Finance, Inc. dated April 22, 1996. (Exhibit 10.6 to the Company's Form 10-QSB Report dated March 31, 1996)

      (dd) Subordination and Intercreditor Agreement dated April 22, 1996 among GTEL Environmental Laboratories, Inc., Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc. (Exhibit 10.7 to the Company's Form 10-QSB Report dated March 31,
            1996)

      (ee) Subordination and Intercreditor Agreement among State Bank of Long Island, GTEL Environmental Laboratories, Inc., Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc. (Exhibit 10.8 to the Company's Form 10-QSB Report dated March 31,
            1996)

      (ff) Letter Agreement dated April 22, 1996 re: Permitted Rent among Groundwater Technology, Inc., Nytest Environmental Inc., NEI/GTEL Environmental Laboratories, Inc. and NEI of Pennsylvania, Inc. and The CIT Group/Credit Finance, Inc. (Exhibit 10.9 to the Company's Form 10-QSB Report dated March 31, 1996)

      (gg) Termination and Waiver of Claims dated April 11, 1997 between NEI of Pennsylvania, Inc., Nytest Environmental, Inc., BCM Engines, Inc. and Smith Technology Corporation.

(16)  Letter re: change in certifying accountant

      None

                                EXHIBIT INDEX

Item No.                         Description
--------                         -----------

(18)  Letter on change in accounting principles

      None


(21)  Subsidiaries of registrant

      NEI of Pennsylvania, Inc. (Del.) 100% owned.
      NEI/GTEL Environmental Laboratories, Inc. (Del.) 100% owned.

(23)  Consents of experts and counsel

      By Amendment.