Form 10QSB
period 1997-03-31
NYTEST ENVIRONMENTAL INC
filed 1997-06-16
CIK 766823

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-QSB


[ X ] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

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


                  YES             X                           NO
                             ------------                         ---------

As of March 31, 1997, the Issuer had 6,705,230 shares outstanding of its $ .01 par value common stock.

Page   1   of    13   pages.
    -------   -------

                                     PART I


                              FINANCIAL INFORMATION




ITEM  1.                   FINANCIAL STATEMENTS

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          March 31,       December 31,
                                                            1997             1996
                                                        ------------      ------------
               ASSETS                                    (Unaudited)      (Unaudited)

Current Assets:
Cash                                                     $    35,688      $    29,460
Accounts receivable, less allowance for doubtful
accounts of $117,587 - 1997 and $146,000 - 1996            2,968,877        3,574,004
Inventories - Laboratory supplies, at cost                    58,143           58,143
Prepaid expenses and other current assets                    197,833          407,762
                                                         -----------      -----------
   Total Current Assets                                    3,260,541        4,069,369
                                                         -----------      -----------
Fixed Assets:
Plant and Equipment, at cost                               8,107,448        8,107,448
   Less: Accumulated depreciation                          5,076,463        4,718,393
                                                         -----------      -----------
   Net Fixed Assets                                        3,030,985        3,389,055
                                                         -----------      -----------
Other assets                                                 400,550          435,003
                                                         -----------      -----------
Total Assets                                             $ 6,692,076      $ 7,893,427
                                                         ===========      ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans payable (note 4)                                   $ 1,901,831      $ 1,726,522
Term Loan - current maturity (note 4)                        368,028          368,028
Notes payable - current maturity                              25,227           29,933
Obligations under capital leases - current maturity           35,476           34,369
Accounts payable                                           2,540,520        2,408,197
Accrued liabilities                                          417,866          626,855
Accrued estimated laboratory closing costs (note 5)           35,334           75,000
                                                         -----------      -----------
     Total Current Liabilities                             5,324,282        5,268,904
                                                         -----------      -----------
Long Term Liabilities:
Term Loan (note 4)                                         1,134,733        1,285,074
Notes payable                                                      0            2,587
Obligations under capital lease                               83,934           93,229
Subordinated convertible debt                              1,095,000        1,095,000
                                                         -----------      -----------
     Total Long Term Liabilities                           2,313,667        2,475,890
                                                         -----------      -----------
     Total Liabilities                                     7,637,949        7,744,794
                                                         -----------      -----------
STOCKHOLDERS' EQUITY
Common stock $.01 par; authorized 30,000,000 shares,
issued and outstanding 6,705,230 shares                       67,052           67,052
Additional paid-in capital                                 3,068,255        3,068,255
Retained earnings                                         (4,081,180)      (2,986,674)
                                                         -----------      -----------
     Total Stockholders' Equity                             (945,873)         148,633
                                                         -----------      -----------
Total Liabilities and Stockholders' Equity               $ 6,692,076      $ 7,893,427
                                                         ===========      ===========

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                                      For the Three Months Ended
                                                              March 31
                                                     ----------------------------
                                                        1997             1996
                                                     -----------      -----------
                                                     (Unaudited)      (Unaudited)

Revenues                                             $ 2,602,466      $ 3,558,630
                                                     -----------      -----------
Cost and expenses:

    Cost of operations                                 2,766,275        3,805,613
    Selling, general and administrative expenses         788,574        1,213,764
                                                     -----------      -----------
          Total costs and expenses                     3,554,849        5,019,377
                                                     -----------      -----------
Operating (loss)                                        (952,383)      (1,460,747)

Interest expense                                         142,123           89,612
                                                     -----------      -----------
(Loss) before taxes                                   (1,094,506)      (1,550,359)

Income tax provision (benefit)  (note 6)                       0                0
                                                     -----------      -----------
Net (loss)                                            (1,094,506)      (1,550,359)

Retained Earnings-January 1                           (2,986,674)         234,773
                                                     -----------      -----------
Retained Earnings-March 31                           $(4,081,180)     $(1,315,586)
                                                     ===========      ===========

(Loss) earnings per share :                          $     (0.16)     $     (0.23)
                                                     ===========      ===========

Average number of shares outstanding                   6,705,230        6,705,230
                                                     ===========      ===========

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                               For the Three Months Ended
                                                                         March 31
                                                              -----------------------------
                                                                  1997             1996
                                                              -----------      -----------
                                                               (Unaudited)      (Unaudited)
Cash flows from operating activities:

Net (loss)                                                    $(1,094,506)     $(1,550,359)
                                                              -----------      -----------
Adjustments to reconcile net (loss) to
net cash (used) provided by operating activities:
     Depreciation and amortization                                358,070          557,246
     Net changes in assets and liabilities:
           Accounts receivable - net                              605,127       (1,240,597)
           Laboratory supplies                                          0            1,262
           Prepaid expenses and other current assets              209,929          132,914
           Other assets                                            34,453         (110,412)
           Accounts payable                                       132,323        1,162,066
           Accrued liabilities                                   (208,989)         278,672
           Accrued estimated laboratory closing costs             (39,666)               0
                                                              -----------      -----------
Total adjustments                                               1,091,247          781,151
                                                              -----------      -----------
Net cash (used) provided by operating activities                   (3,259)        (769,208)
                                                              -----------      -----------
Cash flows (used) for investing activities:
     Acquisition of equipment                                           0          (33,320)
                                                              -----------      -----------
Cash flows provided (used) by financing activities:
     Net advances under Loans Payable                             175,309          596,000
     Net advances under Term Loan                                (150,341)          (8,333)
     Repayments of notes payable                                   (7,293)          (7,973)
     Repayments of capitalized lease obligations                   (8,188)         (66,209)
                                                              -----------      -----------
Net cash provided (used) by financing activities                    9,487          513,485
                                                              -----------      -----------
Net increase (decrease) in cash                                     6,228         (289,043)

Cash at beginning of period                                        29,460          426,631
                                                              -----------      -----------
Cash at end of period                                         $    35,688      $   137,588
                                                              ===========      ===========

Supplemental Disclosure of Cash Flow Information:
     Interest payments                                        $    83,599      $    55,321
                                                              ===========      ===========
Supplemental Disclosure of Non-Cash Financing Activities:
     Assets acquired under capital leases                     $         0      $         0
                                                              ===========      ===========

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 1997 AND 1996 (UNAUDITED)
                        AND DECEMBER 31, 1996 (UNAUDITED)


NOTE 1.           COMPANY'S OPINION ON UNAUDITED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all ordinary and necessary adjustments to present fairly the balance sheet as of March 31, 1997, and the related statements of operations and cash flows for each of the three month periods ended March 31, 1997 and March 31, 1996. The balance sheet as of December 31, 1996, is unaudited.

The Company's financial statements reflect all adjustments which are all of a normal, recurring nature, and in the opinion of management , necessary for a fair presentation. The Company has not filed its audited financial statements as part of its Form 10-KSB for the twelve month period ended December 31, 1996, because the Company's auditors have not completed their analysis of the Company's ability to continue as a going concern which is necessary to render their report on the Company's financial statements. This analysis was dependent, in substantial part, on the favorable completion of negotiations with Smith Environmental Technologies, Inc. ("Smith") concerning the payment of outstanding accounts receivable and the satisfaction of lease obligations related to the closing of the Company's Norristown, Pennsylvania laboratory, which were completed April 11, 1997. See Note 5 below.

The statements of operations for the periods ended March 31, 1997 and March 31, 1996 are not necessarily indicative of the results for the entire year.


NOTE 2.           BASIS OF PRESENTATION

The accompanying consolidated financial statements at March 31, 1997, include the effects of the Company's wholly owned subsidiary NEI/GTEL Environmental Laboratories, Inc. ("NEI/GTEL"), since December 31, 1995. The Company's wholly owned subsidiary, NEI of Pennsylvania, Inc ("NEIPA") commenced operations on August 5, 1995 and ceased operations on September 1, 1996. The statement of operations for the three month period ended March 31, 1996 include the results of the Company's wholly owned subsidiaries, NEIPA and NEI/GTEL, since August 5, 1995 and December 31, 1995, respectively. See Note 3 and Note 5.

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $ 3,221,449 and $ 332,366, for the years ended December 31, 1996 and December 31, 1995 respectively, and $ 1,094,506 for the three months ended March 31, 1997. In addition, the Company's working capital deficiency has increased to $2,063,741 at March 31, 1997 from $ 1,199,535 at December 31, 1996.

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 1997 AND 1996 (UNAUDITED)
                        AND DECEMBER 31, 1996 (UNAUDITED)


NOTE 3.           ACQUISITIONS

On July 17, 1995, the Company organized NEI of Pennsylvania, Inc., a Delaware corporation (NEIPA), as a wholly owned subsidiary to acquire and operate a testing laboratory in Norristown, Pennsylvania. Effective August 5, 1995, NEIPA acquired from BCM Engineers, Inc., a wholly owned subsidiary of Smith, certain assets comprising an environmental testing laboratory in Norristown, Pennsylvania. The Company has ceased the operations in Norristown, Pennsylvania on September 1, 1996. See Note 5 below.

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


NOTE 4.           LOANS PAYABLE

On April 23, 1996, the Company executed a loan and security agreement with a finance company, for a three year term with $7,000,000 maximum borrowing which includes a $2,606,000 term loan sublimit for equipment financing. Additional advances under agreement are limited to no more than 80 % of eligible accounts receivable, as defined.

The initial advance for equipment financing was $1,840,120. The agreement provides for an additional $766,000 for equipment purchases during the term of the agreement. All advances for equipment are being amortized in sixty consecutive monthly installments until the expiration of the agreement when all unpaid amounts will become payable.

The Company also has short term loan agreements with both Fluor Daniel GTI and the Company's former lender for a total of $700,000. As of March 31, 1997, the balance outstanding for the short term loans was $583,333. In April 1997, the Company amended its agreement with its former lender such that it will pay the balance due by the Company in eight monthly payments of $29,167 beginning July 1, 1997.

                   NYTEST ENVIRONMENTAL INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 1997 AND 1996 (UNAUDITED)
                        AND DECEMBER 31, 1996 (UNAUDITED)



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

As a result of this decision, the June 30, 1996 financial statements reflected an accrual for estimated laboratory closing costs totaling $800,000. These costs were primarily comprised of rent and related occupancy costs to the end of the lease obligation through February, 2000. The September 30, 1996 financial statements included a reduction of $50,000 in the accrual for estimated laboratory closing costs. On April 11, 1997 the Company and Smith agreed to terminate the leases and release the Company's wholly owned subsidiary, NEIPA, from its obligations. As a result, the Company recouped $609,000 of this accrual which was reflected in the December 31, 1996 financial statements.


NOTE 6.           INCOME TAXES

The Company does not have any net operating loss carryback for income tax purposes. As a result of its loss incurred during the three months ended March 31, 1997, the Company has net operating loss carryforwards for income tax purposes which will be used to reduce future taxable income. The benefits of the net operating loss carryforwards have not been recognized as the Company has recorded a valuation allowance equal to such benefit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated revenues for the three months ended March 31, 1997 totaled $2,602,466 which were $956,164 lower than the $3,558,630 for the corresponding period last year. The Company's subsidiaries accounted for $1,179,441 of this shortfall, of which $286,309 was due to the NEIPA subsidiary which ceased operations on September 1, 1996. This shortfall was partially offset by an increase of $223,277 from the Company's Port Washington operation.

Overall, the current market conditions are still being characterized as having excess capacity and aggressive price competition. Management has continued to address this situation with aggressive sales and marketing programs inclusive of the hiring of several additional sales and marketing personnel.

Consolidated cost of operations for the three months ended March 31, 1997 totaled $2,766,275. This was an decrease in cost of operations of $1,039,338 from the comparable period last year. The Company's subsidiaries accounted for $941,681 of this variance, of which $604,481 was attributable to the NEIPA subsidiary which ceased operations on September 1, 1996. The Company's Port Washington operation accounted for $97,657 of this favorable variance.

Management is continuing its efforts to reduce its cost of operations by headcount reductions and aggressively pursuing price concessions from key vendors. Employment levels were reduced from 172 full time employees at December 31, 1996 to 151 full time employees at March 31, 1997.

Consolidated selling, general and administrative expenses for the three months ended March 31, 1997, totaled $788,574, which was $425,190 lower than the comparable period last year. The Company's subsidiaries accounted for $174,624 of this variance, of which $113,080 was attributable to the NEIPA subsidiary which ceased operations on September 1, 1996. The Company's Port Washington operation accounted for $250,566 of this favorable variance. This favorable variance was principally due to a reduction in headcount coupled with continued efforts to reduce fixed costs.

Consolidated interest expense reported for the three months ended March 31, 1997 totaled $142,123, which was $52,511 higher than the comparable period last year. This variance was principally due to the new loan agreement the Company executed on April 23, 1996 (see note 4).

The consolidated pre-tax loss for the three months ended March 31, 1997 totaled $1,094,506, a decrease of $455,853 from the comparable period last year. The Company's subsidiaries accounted for $50,322, and the Company's Port Washington operation accounted for $405,531 of this variance. The loss was directly attributed to the shortfall in revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

The Company's operations for the three months ended March 31, 1997 used net cash of $3,259 as compared to net cash used by operations of $769,208 in the corresponding period one year ago. The decrease in cash used of $765,949 was primarily due to the decrease in accounts receivable and other current assets principally due to lower revenue, which was partially offset by a decrease in current liabilities.

The Company is engaged in a business which at times requires substantial working capital to fund investments of personnel and equipment by the Company before the Company is permitted to invoice its client. Also, many of the Company's contracts with consulting engineers allow the consulting engineers to defer payment of the invoices until the consulting firm is paid by its customer. The Company's working capital and cash have been significantly impacted by the debt incurred in connection with the acquisition of the laboratory from Smith and the acquisition of GTEL from Groundwater Technologies, Inc. and by the costs associated with consolidating these operations into the Company. As a result of matters and the market conditions in the environmental testing laboratory industry, which have resulted in lower revenues and lower profit margins, the Company has and continues to experience liquidity problems.

The Company has attempted to improve cash flow and working capital through cost reduction measures and improved collection procedures. However, the Company does have a sizable receivable from a single customer which is experiencing financial stress. Management believes it will achieve higher revenues and that operating results and cash flows will improve to a sufficient level in 1997 to allow the Company to meet its financial demands. The Company is also pursuing identified investment capital and merger opportunities, as well as the divestiture of a portion of its business. These potential transactions may require an increase in the common and preferred stock of the Company. Proceeds from such a capital investment or divestiture would be used to reduce the Company's trade payables, subject to the approval of the Company's lenders. In the event the Company fails to collect this receivable, or achieve a capital infusion, merger, or sell a portion of its business, its liquidity and financial position may be materially adversely impacted.


CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES

The net cash provided by financing activities of $9,487 for the three months ended March 31, 1997 was $503,998 lower than during the comparable period in 1996. This variance was a result of less borrowings.


MATERIAL COMMITMENTS

The Company had no material commitments for capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS AND INFORMATION

This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on information available to the Company's management and various estimates, assumptions and predictions made by the Company's management. When used in SEC Filings, the words "anticipate", "contemplate", "estimate", "expect", "future", "intend", "plan", "predict" and similar expressions are intended to identify forward-looking statements.

Such statements are subject to inherent uncertainties, including, in addition to any uncertainties specifically identified in text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners and competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Consequently, actual events, circumstances, consequences, effects and results may vary significantly from those described in or contemplated by such forward-looking statements or information.

                                     PART II

                                OTHER INFORMATION

ITEM  1.                   LEGAL PROCEEDINGS

                           No change from the previous filing.

ITEM  2.                   CHANGES IN SECURITIES

                           None.

ITEM  3.                   DEFAULTS UPON SENIOR SECURITIES

                           In accordance with an intercreditor agreement among GTEL, The CIT Group/Credit Finance, Inc. ("CIT"), the Company and the Company's NEI/GTEL and NEIPA subsidiaries dated April 22, 1996, NEI/GTEL has not made interest payments in the aggregate amount of $78,372, which would otherwise have been due to GTEL pursuant to a Secured Convertible Subordinated Promissory dated December 31, 1995 (the "Note"). The
                           Note is secured by the assets of NEI/GTEL acquired from GTEL and is guaranteed by the Company. Pursuant to the intercreditor agreement, NEI/GTEL may not make, and GTEL may not accept, any payments of interest while the Company has amounts outstanding under its borrowing agreement with CIT, unless certain financial conditions are met. In addition, GTEL agreed not to take any action to enforce such payments.

ITEM  4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

ITEM  5.                   OTHER INFORMATION

                           The Company has not filed audited financial statements for the year ended December 31, 1996 as part of its Form 10-KSB. See Note 1 of Notes to Financial Statements included as Item 1 of Part 1 of this report.

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8K

                           (a) The following exhibits are filed as part of this
                                Form 10-QSB

                           10.1 Termination and waiver of claims agreement dated
                                April 22, 1997 between Nytest Environmental
                                Inc., NEI of Pennsylvania, Inc., BCM
                                Engineers, Inc. and Smith Environmental
                                Technologies, Inc.

                           (b) Reports on Form 8-K

                           None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NYTEST ENVIRONMENTAL INC.


                                   By:  /s/ John Gaspari
                                        ----------------------------------------
                                         John Gaspari
                                         President and Chief Executive Officer


                                   By:  /s/ Elliot J. Laitman
                                        ----------------------------------------
                                         Elliot J. Laitman
                                         Chief Financial Officer and Treasurer



Dated: June 13, 1997